Form 10-Q
period 2024-06-30
Safe Pro Group Inc.
filed 2024-09-26
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-42261

SAFE PRO GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4227079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18305 Biscayne Blvd. Suite 222 Aventura, Florida	33160
(Address of principal executive offices)	(Zip Code)

(786) 409-4030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SPAI	The Nasdaq Stock Market Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of September 26, 2024, the registrant had outstanding 13,680,249 shares of common stock.

EXPLANATORY NOTE

Safe Pro Group, Inc. (the “Company”) became subject to the filing requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) when its Registration Statement on Form S-1 (File No. 333-280599), filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2024, as amended (“Form S-1”), became effective on August 12, 2024 (the “Effective Date”). The Company’s Form S-1 included financial statements for the fiscal years ended December 31, 2023 and 2022 and for the three-month periods ended March 31, 2024 and 2023. This Quarterly Report on Form 10-Q is being filed pursuant to Rule 13a-13 of the Exchange Act, in order to file financial statements for the second fiscal quarter ended June 30, 2024 subsequent to the most recent periods reported in the Form S-1.

FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements. These statements involve risks known to us, significant uncertainties, and other factors which may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by those forward-looking statements.

Some of the statements used in this report constitute “forward-looking statements” that represent our beliefs, projections and predictions about future events. Forward-looking statements are all statements other than statements of historical fact, including statements that refer to plans, intentions, objectives, goals, targets, strategies, hopes, beliefs, projections, prospects, expectations or other characterizations of future events or performance, and assumptions underlying the foregoing. The words “may,” “could,” “should,” “would,” “will,” “project,” “intend,” “continue,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “plan,” “potential,” “opportunity,” “scheduled,” “goal,” “target,” and “future,” variations of such words, and other comparable terminology and similar expressions and references to future periods are often, but not always, used to identify forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements about the following:

●	our prospects, including our future business, revenues, expenses, net income, earnings per share, gross margins, profitability, cash flows, cash position, liquidity, financial condition and results of operations, backlog of orders and revenue, our targeted growth rate, our goals for future revenues and earnings, and our expectations about realizing the revenues in our backlog and in our sales pipeline;

●	the effects on our business, financial condition, and results of operations of current and future economic, business, market and regulatory conditions, including the current economic and market conditions and their effects on our customers and their capital spending and ability to finance purchases of our products, services, technologies and systems;

●	the effects of fluctuations in sales on our business, revenues, expenses, net income, earnings per share, margins, profitability, cash flows, capital expenditures, liquidity, financial condition, and results of operations;

●	our products, services, technologies, and systems, including their quality and performance in absolute terms and as compared to competitive alternatives, their benefits to our customers and their ability to meet our customers’ requirements, and our ability to successfully develop and market new products, services, technologies and systems;

●	our markets, including our market position and our market share;

●	our ability to successfully develop, operate, grow and diversify our operations and businesses;

●	our business plans, strategies, goals and objectives, and our ability to successfully achieve them;

●	the sufficiency of our capital resources, including our cash and cash equivalents, funds generated from operations, availability of borrowings under our credit and financing arrangements and other capital resources, to meet our future working capital, capital expenditure, lease and debt service and business growth needs;

●	the value of our assets and businesses, including the revenues, profits and cash flows they are capable of delivering in the future;

●	the effects on our business operations, financial results, and prospects of business acquisitions, combinations, sales, alliances, ventures and other similar business transactions and relationships;

●	industry trends and customer preferences and the demand for our products, services, technologies and systems; and

●	the nature and intensity of our competition, and our ability to successfully compete in our markets.

These statements are necessarily subjective, are based upon our current plans, intentions, objectives, goals, strategies, beliefs, projections and expectations, and involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in our forward-looking statements, including with respect to correct measurement and identification of factors affecting our business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which our business strategy is based, or the success of our business. Furthermore, industry forecasts are likely to be inaccurate, especially over long periods of time.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of Safe Pro Group Inc., (the “Company,” “we,” or “our”), for the three and six months ended June 30, 2024 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to consolidated financial statements that follow.

SAFE PRO GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$175,953	$703,368
Accounts receivable	41,375	163,329
Inventory	364,572	359,159
Prepaid expenses and other current assets	194,502	48,052
Total current assets	776,402	1,273,908

Property and equipment, net	339,169	320,928
Right of use, net	138,676	153,404
Goodwill	684,867	684,867
Intangible assets, net	1,069,505	987,292
Security deposits	9,800	9,800
Total other assets	2,242,017	2,156,291

TOTAL ASSETS	$3,018,419	$3,430,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$227,287	$169,081
Accrued expenses	224,818	141,660
Accrued compensation and benefits	548,079	203,446
Contract liabilities	77,413	84,670
Note payable	110,000	-
Convertible notes payable, net of discount	631,001	343,796
Due to related parties	387,120	405,554
Lease liabilities - current	73,634	68,522
Total current liabilities	2,279,352	1,416,729

Long term liabilities:
Note payable – long term	146,000	146,000
Lease liabilities - long term	61,688	91,112
Total long-term liabilities	207,688	237,112
Total liabilities	2,487,040	1,653,841

Commitments and Contingencies (See Note 11)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized	-	-
Series A preferred stock; 3,000,000 shares designated, 3,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	300	300
Series B preferred stock; 3,275,000 shares designated, 3,275,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	328	328
Common stock: $0.0001 par value, 200,000,000 shares authorized; 9,117,583 and 8,734,770 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	911	873
Additional paid-in capital	9,710,913	8,597,147
Accumulated deficit	(9,181,073)	(6,822,290)

Total stockholders’ equity	531,379	1,776,358

Total liabilities and stockholders’ equity	$3,018,419	$3,430,199

See the accompanying notes to the unaudited consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenues:
Product sales	$584,083	$91,446	$808,622	$458,415
Services	58,906	11,562	142,020	18,100
Total Revenues	642,989	103,008	950,642	476,515

Cost of Revenues:
Product sales	411,969	54,593	548,186	271,904
Services	29,613	880	58,758	6,390
Depreciation expense	16,792	13,751	31,868	27,501
Total Cost of Revenues	458,374	69,224	638,812	305,795

Gross Profit	184,615	33,784	311,830	170,720

Operating Expenses:
Salaries, wages and payroll taxes	394,898	317,611	829,476	572,327
Research and development	-	130,474	85,937	152,432
Professional services	617,438	175,548	1,078,210	366,490
Selling, general and administrative expenses	249,499	94,959	434,712	200,873
Depreciation and amortization	45,586	45,529	91,186	91,057
Total Operating Expenses	1,307,421	764,121	2,519,521	1,383,179

Loss from Operations	(1,122,806)	(730,337)	(2,207,691)	(1,212,459)

Other Income (Expense):
Interest income	-	-	-	505
Interest expense	(92,117)	(1,151)	(151,092)	(2,520)
Total Other Expense, net	(92,117)	(1,151)	(151,092)	(2,015)

Net loss	$(1,214,923)	$(731,488)	$(2,358,783)	$(1,214,474)

Basic and diluted loss per share of common stock	$(0.14)	$(0.09)	$(0.27)	$(0.16)
Basic and diluted weighted average number of shares of common stock outstanding	8,900,762	7,882,501	8,840,294	7,733,642

See the accompanying notes to the unaudited consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	8,734,770	$873	$8,597,147	$(6,822,290)	$1,776,358

Stock based compensation issued for stock awards	-	-	-	-	230,000	23	547,977	-	548,000

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	76,802	-	76,802

Common shares and warrants units issued for cash	-	-	-	-	152,813	15	488,987	-	489,002

Net loss	-	-	-	-	-	-	-	(2,358,783)	(2,358,783)

Balance, June 30, 2024	3,000,000	$300	3,275,000	$328	9,117,583	$911	9,710,913	$(9,181,073)	$531,379

For the Six Months Ended June 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2022	3,000,000	$300	3,275,000	$328	7,514,379	$751	$3,087,037	$(507,641)	$2,580,775

Common shares issued for asset acquisition	-	-	-	-	281,250	28	545,597	-	545,625

Stock based compensation in relation to restricted stock awards	-	-	-	-	30,000	3	58,197	-	58,200

Common shares and warrants units issued for cash	-	-	-	-	122,813	13	392,987	-	393,000

Accretion of stock-based compensation and professional fees							55,000		55,000

Net loss	-	-	-	-	-	-	-	(1,214,474)	(1,214,474)

Balance, June 30, 2023	3,000,000	$300	3,275,000	$328	7,948,442	$795	4,138,818	$(1,722,115)	$2,418,126

See accompanying notes to unaudited consolidated financial statements

For the Three Months Ended June 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, March 31, 2024	3,000,000	$300	3,275,000	$328	8,784,770	$873	$8,771,944	$(7,966,150)	$807,300

Stock based compensation issued for stock awards	-	-	-	-	180,000	18	449,982	-	450,000

Common shares and warrant units issued for cash	-	-	-	-	152,813	15	488,987	-	489,002

Net loss	-	-	-	-	-	-	-	(1,214,923)	(1,214,923)

Balance, June 30, 2024	3,000,000	$300	3,275,000	$328	9,117,583	$911	9,710,913	$(9,181,073)	$531,379

For the Three Months Ended June 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, March 31, 2023	3,000,000	$300	3,275,000	$328	7,795,629	$779	$3,687,634	$(990,627)	$2,698,414

Stock based compensation in relation to restricted stock awards	-	-	-	-	30,000	3	58,197	-	58,200

Common shares and warrant units issued for cash	-	-	-	-	122,813	13	392,987	-	393,000

Net loss	-	-	-	-	-	-	-	(731,488)	(731,488)

Balance, June 30, 2023	3,000,000	$300	3,275,000	$328	7,948,442	$795	4,138,818	$(1,722,115)	$2,418,126

See accompanying notes to unaudited consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,358,783)	$(1,214,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	123,054	118,558
Stock-based compensation and professional fees	548,000	113,200
Amortization of debt discount	89,006	-
Lease costs	(9,584)	1,398
Change in operating assets and liabilities:
Accounts receivable	121,954	(226,106)
Inventory	(5,413)	50,842
Prepaid expenses and other assets	(146,449)	44,874
Accounts payable	58,207	40,415
Accrued expenses	83,157	(24,288)
Contract liabilities	(7,257)	(43,978)
Accrued compensation	344,633	(30,814)

NET CASH USED IN OPERATING ACTIVITIES	(1,159,475)	(1,170,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,913)	-
Investment in intangible technologies	(172,596)	-

NET CASH USED IN INVESTING ACTIVITIES	(223,509)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	275,001	393,000
Proceeds from notes payable	110,000	-
Proceeds from sale of common stock and warrants	489,002	-
Repayment of due to related parties	(18,434)	(309,619)

NET CASH PROVIDED BY FINANCING ACTIVITIES	855,569	83,381

NET DECREASE IN CASH	(527,415)	(1,086,992)

CASH, beginning of period	703,368	1,752,266

CASH, end of period	$175,953	$665,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,562	$7,120
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in intangible assets and equity for asset acquisition	$-	$545,625
Increase in debt discount and additional paid-in capital	$76,802	$-

See accompanying unaudited notes to the consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 1 - NATURE OF ORGANIZATION

Safe Pro Group. Inc. (the “Company”) is a Delaware corporation organized on December 15, 2021 under the name of Cybernate Corp and started doing business on January 1, 2022. On July 13, 2022, the Company changed its name from Cybernate Corp. to Safe Pro Group Inc. Through a layered approach to the development and integration of advanced artificial intelligence and machine learning, drone-based remote sensing technologies and services, and personal protective gear, the Company has acquired companies with unique safety and security technologies and solutions that can provide governments, enterprises and non-government organization with innovative solutions designed to respond to evolving threats.

On June 7, 2022 and amended on October 27, 2022, May 12, 2022, August 15, 2023, August 26, 2023 and April 11, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) Safe-Pro USA, LLC. (“Safe-Pro USA”), a Florida limited liability company organized on November 19, 2008, (ii) the members of Safe-Pro USA (the “Safe-Pro USA Members”), and (iii) the Representative of the Safe-Pro USA Members. Pursuant to the Exchange Agreement, the Company acquired 100% of the Safe-Pro USA Members units, representing 100% of Safe-Pro USA’s issued and outstanding member interests (the “Safe Pro USA Member Interests”). On June 7, 2022, the Company closed the Exchange Agreement and acquired 100% of the Safe-Pro USA Member Interests. The Safe-Pro USA Member Interests were exchanged for 3,000,000 shares of the Company’s Series A preferred stock. Safe-Pro USA is a premier manufacturer and seller of high-performance ballistics solutions, including ballistic protective equipment, consisting of explosive ordinance disposal and unexploded ordinance disposal products, ballistic vests, body armor, helmets, ballistic blankets, and more.

On August 29, 2022, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) Airborne Response Corp. (“Airborne Response”), a company incorporated under the laws of the State of Florida on September 7, 2016 under the name of Airborne Response, LLC. and (ii) the shareholders of Airborne Response. On March 21, 2022, Airborne Response, LLC changed its name to Airborne Response Corp. and converted from a limited liability company to a corporation. Pursuant to the Acquisition Agreement, the Company acquired 100% of the issued and outstanding shares of Airborne Response in exchange for 3,275,000 Series B preferred stock of the Company. Airborne Response is a provider of mission critical aerial intelligence solutions using uncrewed aircraft systems (UAS), more commonly known as “drones,” to its customers. Airborne Response delivers a full range of drone-based, aerial services including site surveys/mapping, infrastructure inspection, data capture, analytics and processing powered by machine learning and artificial intelligence (AI) to provide customers with comprehensive data-driven insights and reporting.

On March 9, 2023 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI LLC (“Safe Pro AI”), organized under the state of New York on February 22, 2021, under the name of Demining Development LLC. and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, which 70,312 shares vested on September 9, 2023 and remaining shares were to vest as follows: 70,314 shares twelve-month anniversary of the Closing Date, 70,312 on the eighteen-month anniversary of the Closing Date, and 70,312 on the twenty-four-month anniversary of the Closing Date. On December 31 2023, the Company’s board of directors approved the vesting of the remaining 210,938 shares. Safe Pro AI owns certain software technologies that enables the rapid, automated processing of aerial and ground-based imagery making it an ideal solution for a number of applications including demining and in law enforcement and security. These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants. Other than owning certain technologies, Safe Pro AI had no operations and no employees and was not considered a business. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Exchange Agreement and the business of Safe Pro AI to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 281,250 common shares issued of $545,625 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliably measurable than the fair value of the software technologies acquired.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Safe-Pro USA since its acquisition on June 7, 2022, Airborne Response since its acquisition on August 29, 2022 and Safe Pro AI since its acquisition on March 9, 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2023 and 2022 of the Company which is included on our Registration Statement on Form S-1 on July 19, 2024.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company generated a net loss of $2,358,783 and used cash in operations of $1,159,475 during the six months ended June 30, 2024. Additionally, the Company has an accumulated deficit of $9,181,073 on June 30, 2024. As of June 30, 2024, the Company had a working capital deficit of $1,502,950. However, on August 29, 2024, in connection with the IPO, the Company sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,304,000, after fees and expenses of $796,000 (See Note 16).

The IPO net proceeds serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended June 30, 2024 and 2023, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Fair value of financial instruments and fair value measurements

The Company measures and discloses the fair value of assets and liabilities to be carried at fair value in accordance with ASC 820 – Fair Value Measurements. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on the reporting dates. Accordingly, the estimates presented in these unaudited consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the unaudited consolidated balance sheets for cash, accounts and other receivables, inventory, prepaid expenses and other current assets, notes and convertible notes payable, accounts payable, accrued expenses, contract liabilities, accrued compensation and benefits and due to related parties approximate their fair market value based on the short-term maturity of these instruments.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Risks and uncertainties

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. As of June 30, 2024 and December 31, 2023, the Company had cash in bank in excess of FDIC insured levels of approximately $0 and $338,739, respectively. To reduce the risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. Any material loss that the Company may experience in the future could have an adverse effect on its ability to pay its operational expenses or make other payments and may require the Company to move its cash to other high quality financial institutions. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of its control, including the impact of health and safety concerns, such as the war in Ukraine and the Middle East. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Company’s products and services and its ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain the Company’s domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm the Company’s business and it cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact the Company’s business.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Business acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Asset acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the unaudited consolidated statements of operations, if any.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

Accounts receivable and other receivables

The Company adopted ASC 326 “Financial Instruments – Credit Losses” on January 1, 2023. The Company recognizes an allowance for losses on accounts receivable and other receivables in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts or other accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for credit losses related to accounts receivable and other receivables is recognized in selling, general and administrative expenses.

Inventory

Inventory, consisting of finished goods, work in process and raw materials, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and are included in cost of sales.

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from five to ten years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The estimated useful lives of property and equipment are generally as follows:

Years
Manufacturing equipment	7 - 10
Drones and related equipment	5
Furniture, fixtures and office equipment	5

Capitalized internal-use software

Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is three years. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the six months ended June 30, 2024 and 2023, the Company capitalized $172,596 and $0 of internal-use software development direct costs, respectively.

Goodwill and intangible assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods.

Intangible assets are carried at cost less accumulated amortization for finite-lived assets, computed using the straight-line method over the estimated useful life, less any impairment charges.

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. Goodwill is not subject to amortization but is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. To test goodwill impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment there are indicators of impairment. Under the quantitative test of goodwill, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, then the goodwill is impaired by the excess amount. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.

Intangibles assets, net consists of contractual employment agreements, customer relationships and acquired capitalized internal-use software. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The Company periodically evaluates both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.

See Note 7 for additional information regarding intangible assets and goodwill.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Safe-Pro USA

The Company recognizes revenue when, or as, the performance obligation is satisfied. Performance obligations are determined through a review of customer contracts and may differ between customers depending upon contract terms.

For a Bangladesh customer for which Safe-Pro USA historically derived a significant portion of its revenue (see Note 12), the Company has identified two performance obligations:

1)	The sale and delivery of safety equipment, ballistic and bomb vests, helmets, and other equipment.
2)	Training and final inspections related to the sale of the equipment.

The Company estimated the allocation of the transaction price to each of the above performance obligations since it does not have evidence of standalone selling process, which is summarized as follows:

●	Performance Obligation 1 - Historically, the Company has received 80% of the contract price upon shipment and presentation of required documents.

●	Performance Obligation 2 - The remaining 20% of the contract price shall be authorized and received after 1) post-shipment inspection is performed, functionality testing is performed, and approval of the testing is granted. The 20% is triggered after testing and training. Local training with the contracted items consists of 1) use and care training, 2) engineering, repair, & maintenance, and 3) inventory management. Historically, the remaining 20% has not been collected. Although the Company believes this 20% will ultimately be collected, due to the historical non-payment of this 20%, the Company will not record such revenue until such time as collection is probable and all training and inspections are completed (See Note 11 – Commitments regarding this revenue stream).

In connection with the revenue associated with the significant customer discussed above, the Company shall pay a commission of approximately 10% of amounts collected to local agents that assist with the facilitation of training, shipment, and documentation. For the six months ended June 30, 2024 and 2023, there was $0 and $30,788 in commission expense, which is included in selling, general and administration expense on the accompanying unaudited consolidated statement of operations. As of June 30, 2024 and December 31, 2023, accrued commissions amounted to $52,988 and $70,555, respectively, which is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Revenue from other Safe-Pro USA customers is generally recognized at the time of shipment, which is the time that the Company satisfies its performance obligations.

Revenue from product sales is recognized when the related goods are shipped whereas revenue from training and inspection activities is recognized when the services are completed and payment is probable. Discounts in multiple elements sold as a single arrangement are allocated proportionately to the individual elements based on the fair value charged when the element is sold separately.

Airborne Response

Airborne Response recognizes revenue when, or as, the performance obligation is satisfied. Performance obligations are determined through a review of customer contracts and may differ between customers depending upon contract terms. Revenues from services are recognized at a point in time when Airborne Response completes services pursuant to its agreements with clients and collectability is probable.

Safe Pro AI

Safe Pro AI will sell subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which will allow for the rapid, automated processing of aerial and ground-based imagery uploaded by customers, making it an ideal solution for a number of applications including demining, in law enforcement and security. The Company’s SaaS offerings shall be sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under this model, customers are charged an upfront fee based upon the number of gigapixels of aerial images uploaded into the system for processing. For customer convenience, Safe Pro AI will initially charge data processing fees on a per hectare basis (1 hectare = 1,000 square meters). Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of June 30, 2024 and December 31, 2023, customer advances payments amounted to $77,413 and $84,670, respectively, which are included in contract liabilities on the accompanying unaudited consolidated balance sheets.

Product warranties

The Company’s subsidiary, Safe-Pro USA, provides product warranties on its equipment or components of equipment sold from one to five years. For Safe-Pro USA’s significant customer, Safe-Pro USA provides product warranties of twelve months from the date of receipt of the inspection note, which should occur after the completion of performance obligation 2 discussed above under the revenue recognition policy footnote. The Company considered the need to make an accrual for warranty expenses that may be incurred. Historically, the Company has incurred no warranty expense and accordingly, the Company believes that no warranty expense accrual is deemed necessary.

Cost of sales

The cost of sales includes the cost of labor and fringe benefits, sub-contractor costs, production costs, supplies and materials, freight, production, services and related depreciation, and other direct and indirect costs.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Advertising costs

All costs related to advertising of the Company’s services and products are expensed in the period incurred. For the three and six months ended June 30, 2024 and 2023, advertising costs charged to operations for the three and six months ended June 30, 2024 were $16,953 and $30,598, respectively, and for the three and six months ended June 30, 2023 were $2,795 and $4,267, respectively are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

Federal and state income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded during the six months ended June 30, 2024 and 2023.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the six months ended June 30, 2024 and 2023, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2024	June 30, 2023
Stock warrants	849,768	271,251
Common shares issuable upon conversion of convertible notes	234,376	-
Common shares issuable upon conversion of Preferred Series A	1,500,000	1,500,000
Common shares issuable upon conversion of Preferred Series B	1,310,000	1,310,000
Non-vested forfeitable shares	-	1,615,000
Total	3,894,144	4,696,251

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The Company has 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares, issued and outstanding, which upon listing on a National Market Exchange and assuming an initial listing price of $5.00 per share, Preferred Series A would convert into 1,500,000 common shares and Preferred Series B would convert into 1,310,000 common shares, (See Note 10).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and six months ended June 30, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited consolidated statements of operations.

Recent accounting pronouncements

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 on January 1, 2024 had no impact on the Company’s consolidated financial statements

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 3 – ACQUISITION

Safe Pro AI

On March 9, 2023 (the “Closing Date” and measurement date), the Company entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, which 70,312 shares vested on September 9, 2023 and remaining shares were to vest as follows: 70,314 shares twelve-month anniversary of the Closing Date, 70,312 on the eighteen-month anniversary of the Closing Date, and 70,312 shares on the twenty-four-month anniversary of the Closing Date. On December 31 2023, the Company’s board of directors approved the vesting of the remaining 210,938 shares. Safe Pro AI owns certain software technologies that enables the rapid, automated processing of aerial and ground-based imagery making it an ideal solution for a number of applications including demining and in law enforcement and security. These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants. Other than owning certain technologies, Safe Pro AI had no operations or no employees and was not considered a business. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Exchange Agreement and the business of Safe Pro AI to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired an asset. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 281,250 common shares issued of $545,625 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliable measurable than the fair value of the software acquired. This acquisition was treated as an asset acquisition under ASC 805 “Business Combinations” since Safe Pro AI did not meet the definition of a business under ASC 805. ACS 805 requires the use of the relative fair value method for asset acquisitions to allocate the purchase price, however, since only a single software asset was acquired, the entire purchase price was allocated to this asset.

NOTE 4 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On June 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable	$41,375	$163,329
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$41,375	$163,329

For the three and six months ended June 30, 2024 and 2023, the Company recorded $0 and $0 bad debt expense related to accounts receivable, respectively.

Performance bond receivable

On June 30, 2024 and December 31, 2023, other receivables consisted solely of performance bond receivables as follows:

	June 30, 2024	December 31, 2023
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

In relation to Safe-Pro USA’s historically significant customer, Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by the customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of June 30, 2024 and December 31, 2023, the total amount of the performance bond receivables outstanding is $142,526 and $142,526, respectively, which expire on various dates through December 2024. Prior to June 7, 2022, the Company has elected to write down the performance bond receivable since collectability is not probable and accordingly, the performance bond receivable is fully reserved.

NOTE 5 – INVENTORY

On June 30, 2024 and December 31, 2023, inventories consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$269,398	$253,737
Work in process	88,054	93,532
Finished goods	7,120	11,890
Less reserve for obsolete inventory	-	-
Total	$364,572	$359,159

NOTE 6 – PROPERTY AND EQUIPMENT

On June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	112,535	61,622
Furniture, fixtures and office equipment	7,329	7,329
	459,873	408,960
Less accumulated depreciation	(120,704)	(88,032)

Total	$339,169	$320,928

For the three and six months ended June 30, 2024 depreciation expense amounted to $17,228 and $32,671, respectively. For the three and six months ended June 30, 2023 depreciation expense amounted to $14,046 and $28,092, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

As a result of the acquisition of Safe Pro AI on March 9, 2023, there was a $545,625 increase in the gross intangible assets made up of $545,625 of finite lived intangible assets, consisting of a single software asset, which has not yet been placed in service as of June 30, 2024. For the three months ended June 30, 2024 the Company capitalized $172,596 as direct costs related to its launch on July 1, 2024, for its Spotlight AI product. For the six months ended June 30, 2024, the Company has $718,221 of finite lived intangible assets, which it will start amortizing when it is put into service on July 1, 2024, with a useful life of three years.

As of June 30, 2024, and December 31, 2023, intangible assets subject to amortization consisted of the following:

	June 30, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(144,933)	$243,067
Contractual employment agreements	3	310,000	(201,783)	108,217
Acquired capitalized internal-use software development costs	3	718,221	-	718,221
		$1,416,221	$(346,716)	$1,069,505

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

	December 31, 2023
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(106,145)	$281,855
Contractual employment agreements	3	310,000	(150,188)	159,812
Acquired capitalized internal-use software development costs	3	545,625	-	545,625
		$1,243,625	$(256,333)	$987,292

For the three and six months ended June 30, 2024 amortization of intangible assets amounted to $45,150 and $90,383, respectively. For the three and six months ended June 30, 2023 amortization of intangible assets amounted to $45,233 and $90,466, respectively.

On June 30, 2024 and December 31, 2023, goodwill consisted of the following:

	June 30, 2024	December 31, 2023
Safe-Pro USA	$518,255	$518,255
Airborne Response	166,612	166,612
Total goodwill	$684,867	$684,867

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending June 30:	Amount
2025	$420,340
2026	321,890
2027	317,007
2028	10,268
Total	$1,069,505

NOTE 8 – NOTE PAYABLE

On June 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). Initially, the SBA COVID 19 EIDL Loan was due in monthly installment payments, including principal and interest, of $712, beginning 12 months from the date of the promissory Note. Subsequently, through several loan payment deferrals, the SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note. The balance of principal and interest will be payable 30 years from the date of the promissory Note, or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum and will accrue only on funds actually advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal balance. Safe-Pro USA began paying interest only payments of $712 in January 2023. The SBA Loan is secured by a continuing security interest in and to any and all “Collateral” as described in the SBA COVID-19 EIDL Loan, including all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of June 30, 2024 and December 31, 2023, accrued interest related to this note amounted to $6,742 and $7,598, respectively, and is included in accrued expenses on the accompanying unaudited consolidated balance sheets.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

On June 17, 2024, the Company entered into a promissory note with an investor for $110,000 (the “June 2024 Note). The June 2024 Note bears interest at 8% per annum and is due on the earlier of August 31, 2024 or 5 business days after the Company’s IPO. The June 2024 Note was repaid on August 28, 2024 (See Note 16).

On June 30, 2024 and December 31, 2023, note payable consisted of the following:

	June 30, 2024	December 31, 2023

Notes payable	$256,000	$146,000
Total notes payable	256,000	146,000
Less: current portion of notes payable	(110,000)	-
Notes payable – long-term	$146,000	$146,000

The following schedule provides minimum future note payable principal payments required during future periods:

Year ending June 30:	Amount
2025	$110,000
2026	-
2027	4,129
2028	3,280
2029	3,405
2030	3,535
Thereafter	131,651
Total note payable	$256,000

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On December 27, 2023, the Company entered into convertible debt agreements with an investor pursuant to which the Company issued and sold to the Investor (i) a convertible note in the principal amount of $475,000 (the “December 2023 Convertible Note”) and (ii) three-year warrants to purchase up to 148,438 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the December 2023 Warrants”). The Company received net proceeds of $475,000. The December 2023 Convertible Note matures 12 months after issuance and bears interest at a rate of 15% per annum. Upon default, the interest rate shall be 18%. At any time on or before the Maturity Date of December 27, 2024, the investor may convert any outstanding and unpaid principal portion and accrued and unpaid interest of the December 2023 Convertible Note into shares of the Company’s common stock at the conversion price of $3.20 per share (“Conversion Price”), subject to adjustment, as provided in agreement, including price protection. If at any time the December 2023 Convertible Note is outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable Conversion Price, without the consent of the Investor, except with respect to Excepted Issuances, as defined, then the Company shall issue, for each such occasion, additional shares of Common Stock to each Investor so that the average per share purchase price of the shares of common stock issued to the investor (for only conversion shares still owned by the investor) is equal to such other lower price per share and the Conversion Price shall automatically be reduced to such other lower price per share. Should the price of the Company’s common stock upon the Company’s IPO be less than $5.00 per share, then for any amounts the Investor converted prior to IPO Date, the Company shall issue to the Investor that number of Shares so that the value of the Conversion Shares on the IPO Date shall have a value equal to $5.00 per share. For any amounts the Investor has not converted prior to IPO Date, the Conversion Price shall be reduced proportionally to the IPO price. As an example, if the IPO price is equal to $4.00 per share then the Conversion Price shall be reduced by 20% from $3.20 per share to $2.56 per share ($4.00 representing a 20% discount to the $5.00 minimum IPO price).

The 148,438 December 2023 Warrants were valued at $184,063, or $1.24, and using the relative fair value method, the Company recorded as a debt discount of $132,658 to be amortized over the life of the December 2023 Convertible Note. The December 2023 Warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.91%, expected dividend yield of 0%, expected option term of three years, and expected volatility of 70.0% based on the calculated volatility of comparable companies.

During March 2024, the Company entered into convertible debt agreements with investors pursuant to which the Company issued and sold to the Investors (i) convertible notes in the principal amount of $275,001 (the March 2024 Convertible Notes”) and (ii) three-year warrants to purchase up to 85,938 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the “March 2024 Warrants”). The Company received net proceeds of $275,001. The March 2024 Convertible Notes mature 12 months after issuance and bear interest at a rate of 15% per annum. Upon default, the interest rate shall be 18%. At any time on or before the Maturity Date of March 2025, the investors may convert any outstanding and unpaid principal portion and accrued and unpaid Interest of the March 2024 Convertible Notes into shares of the Company’s common stock at the conversion price of $3.20 per share, subject to adjustment, as provided in agreement, including price protection. If at any time the March 2024 Convertible Notes are outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable Conversion Price, without the consent of the Investors, except with respect to Excepted Issuances, as defined, then the Company shall issue, for each such occasion, additional shares of Common Stock to each Investor so that the average per share purchase price of the shares of common stock issued to the investor (for only conversion shares still owned by the investor) is equal to such other lower price per share and the Conversion Price shall automatically be reduced to such other lower price per share. Should the price of the Company’s common stock upon the Company’s IPO be less than $5.00 per share then for any amounts the Investors converted prior to IPO Date, the Company shall issue to the Investors that number of Shares so that the value of the Conversion Shares on the IPO Date shall have a value equal to $5.00 per share. For any amounts the Investor has not converted prior to IPO Date, the Conversion Price shall be reduced proportionally to the IPO price. As an example, if the IPO price is equal to $4.00 per share then the Conversion Price shall be reduced by 20% from $3.20 per share to $2.56 per share ($4.00 representing a 20% discount to the $5.00 minimum IPO price).

The 85,938 March 2024 Warrants were valued at $106,563, or $1.24, and using the relative fair value method, the Company recorded as debt discount of $76,802 to be amortized over the life of the March 2024 Convertible Notes. The March 2024 Warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.91%, expected dividend yield of 0%, expected option term of three years, and expected volatility of 70.0% based on the calculated volatility of comparable companies.

The December 2023 Convertible Note, March 2024 Convertible Notes, December 2023 Warrants, and March 2024 Warrants contain conversion limitations providing that a holder thereof may not convert the Notes or exercise the Warrants to the extent (but only to the extent) that, if after giving effect to such conversion, the holder or any of its affiliates would beneficially own in excess of 4.9% of the outstanding shares of the Company’s common stock immediately after giving effect to such conversion or exercise.

During the three and six months ended June 30, 2024, amortization of debt discount, which is reflected in interest expense on the accompanying consolidated statements of operations, amounted to $52,222 and $89,006, respectively. During the three and six months ended June 30, 2023, the Company did not record any amortization of debt discount.

Subsequent to June 30, 2024, in connection with the Company’s IPO, the December 2023 Convertible Note and March 2024 Convertible Notes with principal balances of $750,001 and accrued interest payable of $58,531 were converted into 252,666 common shares of the Company pursuant to contractual conversion terms (See Note 16).

On June 30, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Convertible notes payable	$750,001	$475,000
Less: debt discount	(119,000)	(131,204)
Convertible notes payable, net	631,001	343,796
Less: current portion of convertible notes payable	(631,001)	(343,796)
Convertible notes payable – long-term	$-	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

On June 7, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”). The Series A Preferred Certificate of Designation became effective on January 20, 2023, with the Secretary of State of the State of Delaware. The Certificate of Designations established 3,000,000 shares of the Series A Preferred, par value $0.0001, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Each share of Series A Preferred had an initial stated value of $10.00 per share. On August 28, 2023, the Company amended its Series A Preferred Certificate of Designation to amend the Series A Stated Value to $2.50 per share (the “Series A Stated Value”).

The holders of the Series A Preferred Stock shall have conversion rights as follows. Each share of Series A Preferred is convertible into the number of common shares equal to the Series A Stated Value divided by the Fair Market Value of the common stock. The Series A Stated Value is $2.50 per share and the Fair Market Value is equal to the average of the closing price for the Company’s common stock on a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price. Series A Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Preferred Series A are contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange.

The holders of the Series A Preferred shall be entitled to any dividend that is payable to the holders of the Company’s common stock. The holders of the Series A Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Share of Series A Preferred as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of Series A Preferred, in each case calculated on the record date for determination of holders entitled to receive such dividend.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each share of Series A Preferred shall automatically be converted into shares of the Company’s common stock at the then applicable conversion rate determined in accordance with the Series A Preferred Certificate of Designation. In the case of a Deemed Liquidation Event, as defined in the Certificate of Designation, each share of Series A Preferred shall automatically be converted into shares of common stock at the then applicable conversion rate, except that the Series A Conversion Price was equal to the per share Series A Stated Value, as amended.

The Series A Preferred also contains certain protection provisions, as defined.

In any matter presented to the shareholders of the Company for their action or consideration at any meeting of shareholders of the Company (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series A Preferred shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are convertible as of the record date for determining shareholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series A Preferred shall vote together with the holders of common stock as a single class.

The Series A Preferred were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series A Preferred Certificate of Designation, Series A Preferred is not redeemable for cash. As such, the Series A Preferred is classified as permanent equity. The Company concluded that the conversion rights under the Series A Preferred were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series A Preferred were not considered an embedded derivative that required bifurcation.

On June 7, 2022, in connection with the acquisition of 100% of the Safe-Pro USA, the Company issued 3,000,000 share of Series A preferred stock.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Series B Preferred Stock

On August 29, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”). The Series B Preferred Certificate of Designation became effective on January 30, 2023 with the Secretary of State of the State of Delaware. The Series B Preferred Certificate of Designations established 3,275,000 shares of the Series B Preferred, par value $0.0001, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws.

Each share of Series B Preferred shall have a stated value of $2.00 per share (the “Series B Stated Value”).

The holders of the Series B Preferred Stock shall have conversion rights as follows. Each share is convertible into that number of common shares equal to the Series B Stated Value divided by the Fair Market Value of the common stock. The Series B Stated Value is $2.00 per share and the Fair Market Value is equal to the average of the closing price for the Company’s common stock a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price. The Series B Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Preferred Series B are contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange.

The holders of the Series B Preferred shall be entitled to any dividend that is payable to the holders of the Company’s common stock. The holders of the Series B Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series B Preferred in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Share of Series B Preferred as would equal the product of (A) the dividend payable on each share of such class or series determined, if applicable, as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of Series A Preferred, in each case calculated on the record date for determination of holders entitled to receive such dividend.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each share of Series B Preferred shall automatically be converted into shares of the Company’s common stock at the then applicable conversion rate determined in accordance with the Series B Preferred Certificate of Designation. In the case of a Deemed Liquidation Event, as defined in the Certificate of Designation, each share of Series B Preferred shall automatically be converted into shares of common stock at the Series B Conversion Price equal to $2.00 per share.

In any matter presented to the shareholders of the Company for their action or consideration at any meeting of shareholders of the Company (or by written consent of shareholders in lieu of meeting), each holder of outstanding shares of Series B Preferred shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred held by such holder are convertible as of the record date for determining shareholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Articles of Incorporation, holders of Series B Preferred shall vote together with the holders of common stock as a single class.

The Series B Preferred also contains certain protection provisions, as defined.

The Series B Preferred were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate. As per the terms of the Series B Preferred Certificate of Designation, Series B Preferred is not redeemable for cash. As such, the Series B Preferred is classified as permanent equity. The Company concluded that the conversion rights under the Series B Preferred were clearly and closely related to the equity host instrument. Accordingly, the conversion rights feature on the Series B Preferred were not considered an embedded derivative that required bifurcation.

On August 29, 2022, in connection with the acquisition of 100% of Airborne Response, the Company issued 3,275,000 share of Series B preferred stock.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Common Stock

In connection with 314,141 and 148,438 Units issued for cash at $3.20 per unit in 2023 and 2022, respectively, at any time during the 12 months following the acceptance of the investor’s subscription by the Company (the “Protection Period”), which expires through November 2024, should the Company sell shares of its common stock or securities convertible into shares of its common stock for less than the Per Share Purchase Price (the “New Purchase Price”), except for issuances pursuant to a stock award program for bona fide services provided to Company, the Company shall issue that number of additional shares of its common stock to the Subscriber such that the number of shares of common stock issued to the Subscriber (the Subscribed Shares plus the additional shares divided by the Subscription Proceeds is equal to the New Purchase Price. Additionally, should the Company have an IPO or become public through a reverse merger or similar transaction where the Company and its shareholders represent the controlling interest in the public company during the Protection Period, the Company covenants that if the price per share at the IPO (the “IPO Price”) is less than $5.00 per share (after giving effect to any split or consolidation) then the Company shall issue to the Subscriber that number of Shares so that the value of the Subscribers subscribed for shares shall be equal to not less than $5.00 per share.

Common stock issued for services

2024

On January 9, 2024, the Company issued 50,000 vested restricted common shares to a director for services rendered pursuant to a board of directors’ agreement (See Note 11). The Company valued these common shares at the fair value of $98,000, or $1.96 per share based on sales of common stock units in recent private placements.

On June 24, 2024, the Company issued 180,000 fully vested restricted common shares to consultants for services rendered. The Company valued these common shares at $450,000 or $2.50 per share based on sales of common stock units in recent private placements. In connection with these shares, during the three and six months ended June 30, 2024, the Company recorded stock-based professional fees of $450,000 and $548,000, respectively.

2023

For the three and six months ended June 30, 2023, the Company issued 30,000 fully vested restricted common shares, pursuant to an employment agreement with Theresa Carlise. The Company valued these common shares at the fair value of $58,200, or $1.94 per share based on sales of common stock units in recent private placements.

Common stock issued for asset acquisition

2023

On March 9, 2023, the Company entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants, and the acquired asset was recorded as an intangible asset on the accompanying unaudited consolidated balance sheets (See Note 3).

Common stock and warrants issued for cash

2024

During the three months ended June 30, 2024, the Company completed a private placement of (i) 51,249 Units for aggregate proceeds of $163,998, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $1.00 for a period of 3 years from the date of issuance and (ii) 101,564 Units for aggregate proceeds of $325,004, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $3.20, for a period of 3 years from the date of issuance.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

2023

For the six months ended June 30, 2023, the Company completed a private placement of 122,813 Units for aggregate proceeds of $393,000, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $3.20 for a period of 3 years from the date of issuance.

Warrants issued for convertible debt

During March 2024, the Company entered into convertible note agreements with investors pursuant to which the Company issued and sold to the Investors (i) the March 2024 Convertible Notes in the principal amount of $275,001 and (ii) the March 2024 Warrants to purchase up to 85,938 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment.

As discussed above, in connection with a private placement, during the three months ended June 30, 2024, the Company issued an aggregate of 152,813 common stock purchase warrants of the Company consisting of (i) 51,249 warrants which entitle the holder thereof to acquire one share of common stock of the Company for a price of $1.00 for a period of 3 years from the date of issuance and (ii) 101,564 warrants of the Company which entitle the holder thereof to acquire one share of common stock of the Company for a price of $3.20, for a period of 3 years from the date of issuance.

A summary of the status of the Company’s total outstanding warrants and changes during the six months ended June 30, 2024 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2023	611,017	$1.00	2.5	$574,356
Issued	238,751	1.94	2.8	-
Balance Outstanding on June 30, 2024	849,768	$1.26	2.2	$1,051,211
Exercisable, June 30, 2024	849,768	$1.26	2.2	$1,051,211

(1)	The aggregate intrinsic value on June 30, 2024 was calculated based on the difference between the calculated fair value on June 24, 2024 of $2.50 and the exercise price of the underlying warrants. The aggregate intrinsic value on December 31, 2023 was calculated based on the difference between the calculated fair value on December 31, 2023 of $1.94 and the exercise price of the underlying warrants.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2023 and 2022, 595,000 and 830,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the six months ended June 30, 2024, 230,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan. As of June 30, 2024 and December 31, 2023, the Company had 3,345,000 and 3,575,000 shares available for issuance under the 2022 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment agreements

Daniyel Erdberg – Chief Executive Officer – Airborne Response Corp.

On March 21, 2022, the Company’s wholly owned subsidiary, Airborne Response Corp. (“Airborne”), entered into a three-year Employment Agreement, (“Agreement”) with Daniyel Erdberg, that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Erdberg will serve as Airborne’s Chief Executive Officer and will receive an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the Base Salary may be accrued and at the election of the Employee be paid in common stock of the Company. The Agreement provides for a performance bonus based upon certain customer contracts of 15% in 2022; 10% in 2023; and 5% in 2024 of the Contribution Margin provided by such contracts during the term of the Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. During the years ended December 31, 2023 and 2022, Airborne recorded performance bonuses to Mr. Erdberg of $13,575 and $79,031, respectively, which is included in salary, wages and payroll taxes on the accompanying consolidated statements of operations. Additionally, Mr. Erdberg shall be entitled to receive an annual cash bonus of an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Erdberg shall receive one year base salary. During the years ended December 31, 2023 and 2022, Mr. Erdberg agreed to forgive an aggregate salary of $105,000 and $105,866, respectively. As of June 30, 2024, in connection with this employment agreement, the Company accrued wages due to this executive of $53,159, which is included in accrued compensation on the accompanying unaudited consolidated balance sheet. Upon consummation of the Company’s IPO, this employment agreement was terminated pursuant to Mr. Erdberg’s employment agreement with Safe Pro Group, Inc. (see below),

Christopher Todd – Chief Operating Officer – Airborne Response Corp.

On March 21, 2022, Airborne entered into a three-year Employment Agreement, (“Agreement”) with Christopher Todd, that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Todd will serve as Airborne’s Chief Operating Officer and will receive an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the Base Salary may be accrued and at the election of the Employee be paid in common stock of the Company. The Agreement provides for a performance bonus based upon certain customer contracts of 20% in 2022; 15% in 2023; and 10% in 2024 of the Contribution Margin provided by such contracts during the term of this Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. During the years ended December 31, 2023 and 2022, Airborne recorded performance bonuses to Mr. Todd of $20,363 and $105,374, respectively, which is included in salary, wages and payroll taxes on the accompanying consolidated statements of operations. Additionally, Mr. Todd shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Todd shall receive one year base salary. During the years ended December 31, 2023 and 2022, Mr. Todd agreed to forgive an aggregate salary and benefits of $105,000 and $116,107, respectively. As of June 30, 2024, in connection with this employment agreement, the Company accrued wages and benefits due to this executive of $53,159, which is included in accrued compensation on the accompanying unaudited consolidated balance sheet.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Pravin Borkar – Chief Technical Officer Safe Pro Group Inc and President – Safe-Pro USA LLC

On June 7, 2022, the Company’s wholly owned subsidiary, Safe-Pro USA LLC. (“SPUSA”), entered into a three-year Employment Agreement, (“Agreement”) with Pravin Borkar, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Borkar will serve as SPUSA’s President and Chief Technical Officer of Safe Pro Group Inc., (“Parent”). Mr. Borkar will receive an annual base salary of $225,000 with participation in retirement and welfare benefits of up to $1,500 per month for medical premiums, upon the date the Parent becomes effective on a national market system exchange. At the discretion of the Board of Directors, a portion of base salary may be accrued and at election of Mr. Borkar be paid in common stock of the Parent. Mr. Borkar shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay Mr. Borkar, $120,000 annual base salary, retroactive to January 1, 2023, until such time that the Company is listed on a National Market Exchange. Additionally, on August 26, 2023, in connection with the fourth amendment to the Exchange Agreement, the Company agreed that after the Company has listed its common shares for trading on a national market system exchange (the “Listing”), the Company shall award the former members of Safe-Pro USA a number of shares of the Company’s common stock equal to $2,500,000 (the “Listing Shares”), valued at the opening price on the date of the Listing. The Listing Shares will vest upon the Company achieving $5,000,000 in revenue through the sale of Safe-Pro USA manufactured products calculated on a trailing twelve-month basis calculated from the date of this amendment forward. Upon the Company achieving $5,000,000 in revenue through the sale of Safe-Pro USA manufactured products, calculated from the date of this amendment forward, the former Safe-Pro USA members will be entitled to a one-time payment in an amount equal to 10% of the net profits generated therefrom. The Company considered the Listing Shares to be compensatory in nature (See Note 3). The Listing Shares shall be accounted for pursuant to ASC 718 – Stock-based compensation. Pursuant to ASC 718, the value of the Listing Shares shall be recognized upon a successful IPO and when the attainment the performance condition of $5,000,000 in revenues is probable. (See Note 16 – Subsequent Events for additional amendment). As of June 30, 2024, in connection with this employment agreement, the Company accrued wages and benefits due to this executive of $23,012, which is included in accrued compensation on the accompanying unaudited consolidated balance sheet.

Anjali Borkar – Vice President of Operations of Safe-Pro USA

On June 7, 2022, the Company’s wholly owned subsidiary, Safe-Pro USA entered into a three-year employment agreement, (“Agreement”) with Anjali Borkar, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Ms. Borkar will serve as Safe-Pro USA’s vice president of operations. Ms. Borkar will receive an annual base salary of $225,000 upon the date the Company becomes effective on a national market system exchange. Ms. Borkar shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay Ms. Borkar, $120,000 annual base salary, retroactive to January 1, 2023, until such time that the Company is listed on a National Market Exchange. As of June 30, 2024, in connection with this employment agreement, the Company accrued wages and benefits due to this executive of $17,533, which is included in accrued compensation on the accompanying unaudited consolidated balance sheet.

Theresa Carlise – Chief Financial Officer – Safe Pro Group Inc.

On June 22, 2023, the Company entered into a one-year Employment Agreement, (“Agreement”) that extends for an additional one-year renewal term unless either party gives 30-days’ advance notice of non-renewal, with Theresa Carlise. Under the Agreement, Ms. Carlise shall serve as Chief Financial Officer with annual base salary as follows (i) $5,000 per month from the Execution Date and for a period of six months (the “Initial Payment Period”), which shall accrue monthly and be payable upon listing on Nasdaq or other National Market System exchange or at such time after the effective date hereof that the Company has raised at least $750,000, whichever is earlier, (ii) $10,000 per month beginning in the seventh month after the Execution Date (the “Second Payment Period”), payable on the Company’s regular payment schedule. (iii) $15,000 per month beginning the day after the Company is listed for trading on Nasdaq or other National Market System exchange. In addition to the Base Salary of $15,000, the Employee shall additional be entitled to a car allowance of $600 per month and payment of 100% of her health insurance premium through the Company’s plan or if the Company does not have a plan, then up to $1,500 per month of the actual premium paid for private health insurance. on listing on Nasdaq or other National Market System exchange, the term of this agreement will automatically be amended to re-commence a new one-year term, from the listing date thereof. Upon execution of this agreement Ms. Carlise received 30,000 fully vested restricted shares of the Company.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

On November 1, 2023, the Company entered into Amendment No. 1 to the June 22, 2023 Agreement. Section 4(a)(i) and Section 4(a)(ii) of the Employment Agreement, regarding Annual Base Salary is hereby amended to read as follows: “(i) $10,000 per month from the Execution Date and for a period of six months (the “Initial Payment Period”), which shall accrue monthly and be payable upon listing on Nasdaq or other National Market System exchange, whichever is earlier, $10,000 per month beginning the earlier of January 22, 2024 or at such time after the effective date hereof that the Company has raised at least $750,000 (the “Second Payment Period”), be payable semimonthly less applicable taxes on the Company’s regular payroll processing schedule.”

On March 27, 2024, the Company and Ms. Carlise entered into Amendment No. 2 to the June 22, 2023 Agreement. On April 12, 2024, the Compensation and Nominating Committees of the Company’s Board of Directors and the Board of Directors approved the Amended and Restated Employment Agreement (“A&R Agreement’) for Theresa Carlise. The Nominating Committee appointed Ms. Carlise as Assistant Secretary, in addition to her current positions as Chief Financial Officer and Treasurer. The Compensation Committee approved the following: (i) the benefits provided within the Agreement, upon the listing on a National Market Exchange, were to be accrued from the effective date of June 22, 2023 forward, to include $600 monthly auto allowance and insurance premiums of $1,500 month, (ii) four weeks of PTO, of which unused portion will accrue into the following year, (iii) annual minimum increases to Base Salary between 10-20%, to be determined by the Compensation Committee and (iii) adjustment to the language in Other Tax Matters, Section 409A.

As of June 30, 2024 and December 31, 2023, in connection with this employment agreement, the Company had accrued wages and benefits due to this executive of $114,753 and $73,904, respectively, which is included in accrued compensation on the accompanying unaudited consolidated balance sheet.

Daniyel Erdberg – Chief Executive Officer – Safe Pro Group Inc.

On November 1, 2023, the Company entered into a five-year Employment Agreement, (“Agreement”) with Mr. Erdberg, (“Executive”), which extends automatically for successive one-year renewal terms unless either party gives 90-days’ advance notice of non-renewal. Upon listing on Nasdaq or other National Market System exchange, the term of this agreement will automatically be amended to re-commence a new one-year term, from the listing date thereof.

Base Salary. During the first year of the Term, the Company shall pay to the Executive an annual salary of $360,000 (“Base Salary”). Thereafter, the Compensation Committee of the Board (the “Committee”) shall consider increases in Base Salary for subsequent years in connection with performance and a review of compensation provided at peer companies, which companies shall be subject to review on a continuing basis (the “Peer Group”), taking into account Company and individual performance objectives; provided, however, that Base Salary shall be increased as of each anniversary of the Effective Date by a minimum of the greater of five percent or the annual increase in the Federal Consumer Price Index. Executive’s Base Salary shall not be decreased (including after any increases pursuant to this Section 3(a)) without Executive’s written consent. Notwithstanding the foregoing, the Base Salary shall be accrued on the books of the Company until such time that the Board determines that the Company has sufficient capital to begin paying the Base Salary monthly in cash. At such time any accrued and unpaid Base Salary shall be paid over a six-month period, or at the election of the Executive in shares of the Company’s common stock at the then current market price. Additionally, upon the commencement of cash payments of the Base Salary to the Executive, the Executive’s employment agreement with Airborne Response, shall be terminated by the mutual agreement of the Executive and Airborne Response, with any accrued and unpaid salary to be paid to Executive at that time.

Additional Benefits. Certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits, and a car allowance of $1,000 per month. If the Company does not provide health insurance or the Executive is covered under a different policy, the Company shall reimburse Executive up to $3,500 per month for health insurance coverage, which may be accrued at the option of the Board and which may be paid in shares of the Company’s common stock at the option of the Employee.

Long-term incentive award. During the Term, the Executive shall have an annual target long-term incentive award opportunity of 300% of one year’s Base Salary. The Committee will award the Executive’s long-term incentive award based on an evaluation of performance and Peer Group compensation practices, taking into account Company and individual performance objectives. In its sole discretion, the Committee may award a long-term incentive award in excess of the target long-term incentive award opportunity. Notwithstanding the foregoing, the Committee may grant a special long-term incentive award at any time. Long-term incentive awards not granted under the 2022 Safe Pro Group Equity Incentive Plan (collectively with any successor plan thereto, the “Equity Incentive Plan”) shall be deemed “earned” if Executive is employed on the last day of the applicable performance period and shall be paid no later than March 15th of the year immediately following the year in which the applicable performance period expired. Awards granted under the Equity incentive Plan shall be subject to the terms and conditions of such plan and the award agreement.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Annual Target Cash Bonus Opportunity. During the Term, Mr. Erdberg shall have an annual target cash bonus opportunity of 100% of one year’s Base Salary with a minimum guaranteed annual cash bonus of 25% of one year’s Base Salary. The Committee shall award the Executive’s annual cash bonus based on an evaluation of performance and Peer Group compensation practices, taking into account Company and individual performance objectives. In its sole discretion, the Committee may award an annual cash bonus in excess of the annual cash bonus opportunity. Notwithstanding the foregoing, the Committee may grant a special bonus at any time. Annual cash bonuses shall be deemed “earned” if Executive is employed on the last day of the year to which the bonus relates and shall be paid no later than March 15th of the year immediately following the year to which the annual bonus relates.

Adjusted EBITDA Milestone Equity Award. In addition to the bonus awards set forth above, the Executive shall be entitled to the bonus awards as follows; for each calendar year during the Term, in which the Company achieves the adjusted EBITDA. For the purposes hereof “Adjusted EBITDA” shall mean Earnings before payment of interest, taxes, depreciation or amortization and shall not include unrealized gains or losses, non-cash expenses, gains or losses on foreign exchange, goodwill impairments, non-operating income, and share-based compensation. See table below.

Market Cap Milestone Performance Award. Upon the Company meeting the Market Cap Milestones listed below and maintaining such market cap for a period of 22 consecutive trading days, the Executive will be awarded that number of shares set forth in the as referenced in the table below and shall be based upon the value of all shares issued and outstanding during the period as used in the Basic” earnings per share calculation.

Adjusted EBITDA Milestones	Bonus Awards Shares	Market Cap Milestones	Bonus Awards Shares
$500,000	100,000	$30,000,000	200,000
$1,000,000	200,000	$40,000,000	200,000
$2,000,000	225,000	$60,000,000	200,000
$4,000,000	237,500	$80,000,000	200,000
$5,000,000	237,500	-	-

National Security Exchange Registration Equity Award. Upon the Company going public on a National Securities Exchange, the Executive will be entitled to an award of 450,000 shares of common stock. On June 17, 2024, Mr. Erdberg, requested that the bonus of 450,000 common shares, earned upon going public be reduced by 180,000 shares to allow for the award of shares to others within in Company.

Significant Transaction Bonus. Upon the Company closing a Significant Transaction, as defined below, the Executive shall be granted that number of shares of common stock or a new series of preferred shares of the Company that is convertible into common stock of the Company equal to 5% of the of the value of all of the consideration, including any stock, cash or debt, of such completed transaction. The Executive can earn this grant of stock for each Significant Transaction closed by the Company during the Term of this Agreement. “Significant Transaction” shall mean the Company closing a financing for at least $500,000, not including the Company’s initial public offering, or the closing of an acquisition with a valuation (determined by the value of the consideration paid by the Company) of not less than $1,000,000.

As of June 30, 2024, in connection with this employment agreement, the Company accrued wages and other benefits due to this executive of $276,000, of which is included as accrued compensation and benefits on the accompanying unaudited consolidated balance sheet. As of December 31, 2023, in connection with this employment agreement, the Company accrued wages and other benefits due to this executive of $69,000, of which $60,000 is included in accrued compensation and $9,000 is included in accrued expenses on the accompanying unaudited consolidated balance sheet.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Director agreements

On May 4, 2022, the Company entered into Letter Agreements with three Directors of the Company. For services to be performed, the Company agrees to pay each director an annual fee of $48,000 payable in equal monthly installments commencing upon listing on a national exchange. Additionally, the Company granted each director 50,000 common shares of the Company. Pursuant to the Letter Agreement, as amended, the vesting of these common shares was contingent upon an IPO event of the Company occurring. Since these common shares were contingent on the occurrence of an event for which probability could not be determined, no compensation cost would be recognized related to these common shares until the occurrence of the IPO event. In September 2022, the Company cancelled the letter agreement with one of these directors and 25,000 of his 50,000 common shares were cancelled. On November 1, 2023, the Company’s board of directors approved the vesting of an aggregate of 125,000 of these shares and recognized stock-based compensation upon vesting.

On January 9, 2024, the Company entered into a Letter Agreement with a Director of the Company. For services to be performed, the Company agrees to pay this director an annual fee of $48,000 payable in equal monthly installments commencing upon listing on a national exchange. Additionally, the Company granted the director 50,000 vested common shares of the Company (See Note 10).

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

Contingent amounts due to related parties

As discussed in Note 13 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed (See Note 2 – Revenue Recognition under Safe-Pro USA for the 20% performance obligation) and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. Furthermore, the remaining balance of $387,120 due to related party (see Note 13) is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 12 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of June 30, 2024 and December 31, 2023, the Company had cash in bank in excess of FDIC insured levels of approximately $0 and $338,739, respectively. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

During the three and six months ended June 30, 2024, 54.7% and 43.8% of total sales were to a customer in Eastern Europe and 45.3% and 56.2% of total sales were to customers in the United States, respectively. During the three and six months ended June 30, 2023, 0% and 64.6% of total sales were to a customer in Bangladesh and 100% and 35.4%% were to customers in the United States, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Customer concentration

For the three months ended June 30, 2024, two customers accounted for approximately 79.0% of total sales (Mriya Aid 54.7% and Hialeah Gardens PD 24.3%, respectively). For the six months ended June 30, 2024, four customers accounted for approximately 96.1% of total sales (Classic Custom 21.9%, Mriya Aid 43.8%, Hialeah Gardens PD 16.4% and Florida Power & Light 14.0%, respectively). For the three months ended June 30, 2023, one customer, (Classic Custom), accounted for approximately 90.8% of total sales

For the three months ended June 30, 2023, one customer accounted for approximately 91.8% of total sales. For the six months ended June 30, 2023, three customers accounted for approximately 96.6% of total sales (19.6%, 64.6% and 12.4%, respectively).

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On June 30, 2024, two customers accounted for 99.5% of the total accounts receivable balance (87.4% and 12.1%, respectively). On December 31, 2023, two customers accounted for 100.0% of the total accounts receivable balance (52.0% and 48.0%, respectively). Sales of Airborne Response are seasonal based on weather conditions or patterns.

Supplier concentration

During the three months ended June 30, 2024, the Company purchased approximately 58.7% of its inventory from three suppliers. During the six months ended June 30, 2024, the Company purchased approximately 40.0% of its inventory from one supplier.

During the three months ended June 30, 2023, the Company purchased approximately 52.2% of its inventory from three suppliers. During the six months ended June 30, 2023, the Company purchased approximately 51.4% of its inventory from one supplier.

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the six months ended June 30, 2024, the Company repaid $18,434 of these advances and assumed liabilities. During the year ended December 31, 2023, the Company was advanced funds of $298,361 and repaid $793,458 of these advances and assumed liabilities. During the period from June 8, 2022 to December 31, 2022, the Company was advanced funds of $93,003 and repaid $814,892 of these advances and assumed liabilities. On June 30, 2024 and December 31, 2023, amounts due to the former member amounted to $387,120 and $405,554, respectively, which is included in due to related parties on the accompanying unaudited consolidated balance sheets. See Note 11 – Contingencies for contingent amounts due to related parties.

Production expenses – related party

During the three and six months ended June 30, 2024 and 2023, the Company incurred production services from a company owned by the former member of Safe-Pro USA in the amount of $0 and $3,600, respectively, which is included in cost of sales on the accompanying unaudited consolidated statements of operations.

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

On July 13, 2022, and effective on August 1, 2022, the Company entered into a 36-month lease agreement for the lease of office space under a non-cancelable operating lease through July 31, 2025. During the term of lease, the Company shall pay base rent of $2,704 from August 1, 2022 to July 1, 2023, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. In connection with this lease, on August 1, 2022, the Company increased right of use assets and lease liabilities of $92,509.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

In July 2021, Safe-Pro USA entered into a 62-month lease agreement for the lease of office, manufacturing and warehouse space under a non-cancelable operating lease through September 30, 2026. During the term of lease, the Company shall pay base rent of $3,043 from August 1, 2021 to September 30, 2022, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. Common area assessments and sales tax for the lease payments are expensed monthly as incurred. In connection with the Company’s acquisition of Safe-Pro USA, on June 7, 2022, the Company acquired right of use assets and assumed lease liabilities of $154,265 and $156,963, respectively.

In April 2024, Airborne Response entered into a 39-month lease agreement for the lease of a vehicle under a non-cancelable operating lease through July 2027. During the term of lease, the Company shall pay base rent of $296 from April 2024 to July 2027. In connection with the signing of the vehicle lease, the Company’s recorded a right of use assets and lease liabilities of $19,583 and $9,835, respectively.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2022 the Company had elected the ‘package of practical expedients’, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing of new leases for property and equipment, the Company analyzed the new leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheets, at fair value.

During the three and six months ended June 30, 2024, in connection with its property operating leases, the Company recorded rent expense of $23,994 and $46,705, respectively, and for the three and six months ended June 30, 2023, the company recorded rent expense of $22,507 and $45,453, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On June 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2024	December 31, 2023
Office lease right of use assets	$266,357	$246,774
Less: accumulated amortization	(127,681)	(93,370)
Balance of ROU assets	$138,676	$153,404

On June 30, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2024	December 31, 2023
Lease liabilities related to office lease right of use assets	$135,322	$159,634
Less: current portion of lease liabilities	(73,634)	(68,522)
Lease liabilities – long-term	$61,688	$91,112

On June 30, 2024, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended June 30,	Amount
2025	$79,218
2026	48,787
2027	13,639
Total minimum non-cancellable operating lease payments	141,644
Less: discount to fair value	(6,322)
Total lease liabilities on June 30, 2024	$135,322

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 15 – SEGMENT REPORTING

During the three and six months ended June 30, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Safe-Pro USA	$430,039	$94,169	$652,395	$461,138
Airborne Response	212,950	8,839	298,247	15,377
Safe Pro AI	-	-	-	-
	642,989	103,008	950,642	476,515
Depreciation and amortization:
Safe-Pro USA	27,236	27,175	54,548	54,349
Airborne Response	34,706	31,810	67,703	63,618
Safe Pro AI	70	-	70	-
Other (a)	366	295	733	591
	62,378	59,280	123,054	118,558
Interest expense:
Safe-Pro USA	1,365	1,151	3,507	2,520
Airborne Response	-	-	-	-
Safe Pro AI	-	-	-	-
Other (a)	90,752	-	147,585	-
	92,117	1,151	151,092	2,520

Net (loss) income:
Safe-Pro USA	(6,694)	(97,796)	(70,171)	(112,125)
Airborne Response	(140,317)	(138,440)	(284,984)	(276,023)
Safe Pro AI	(590)	(130,474)	(86,527)	(152,432)
Other (a)	(1,067,322)	(364,778)	(1,917,101)	(673,894)
	$(1,214,923)	$(731,488)	$(2,358,783)	$(1,214,474)

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

	June 30, 2024	December 31, 2023
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$241,403	$265,402
Airborne Response	78,657	49,895
Safe Pro AI	14,210	-
Other (a)	4,899	5,631
	$339,169	$320,928

NOTE 16 – SUBSEQUENT EVENTS

On August 29, 2024, the Company consummated its initial public offering (“IPO”), pursuant to which it sold 1,020,000 shares of common stock at an offering price of $5.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-280599), as amended (the “Registration Statement”). In connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as representative of the underwriters listed on Schedule I thereto (the “Underwriters”). The Underwriters were granted a 45-day option to purchase up to an additional 153,000 shares of Common Stock from the Company. Pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Warrant”). The Warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025 and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. The Warrant provides for registration rights (including piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the price of the Warrant and the number of shares underlying the Warrant) resulting from corporate events (which would include dividends, reorganization, mergers and similar events). The Warrant and the common stock underlying the Warrant were registered as a part of the Registration Statement.

In connection with the IPO, the Company sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,304,000, after fees and expenses of $796,000. The Underwriters did not exercise the option to purchase up to an additional 153,000 shares of common stock from the Company.

In connection with the IPO, (i) the Company’s outstanding Series A preferred stock and Series B preferred stock were converted into an aggregate of 2,810,000 shares of common stock; (ii) 480,000 shares of common stock was issued to certain executives pursuant to their respective employment agreements, (iii) 252,666 shares of common stock was issued upon conversion of convertible notes and accrued interest.

The June 2024 Note in the amount of $110,000 was repaid on August 28, 2024 (see Note 8).

During July 2024, the Company entered into promissory notes with two investors for an aggregate of $126,500. on (the “July 2024 Notes) with proceeds net of $11,500 of original issue discounts of $115,000. The July 2024 Notes bore interest at 8% per annum and were due on the earlier of August 31, 2024 or 5 business days after the Company’s IPO. The July 2024 Notes were repaid on August 28, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. See the section titled “Risk Factors” in our prospectus dated August 28, 2024 (“Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2024 pursuant to Rule 4245(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), which is available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

Business Overview

We were incorporated in the State of Delaware on December 15, 2021. Safe Pro Group Inc. is the parent company of Airborne Response Corp. and Safe-Pro USA, LLC, which were both incorporated in Florida, in 2016 and 2008, respectively. On March 9, 2023, Safe Pro Group Inc. acquired Safe Pro AI LLC (formerly known as Demining Development LLC), a privately held developer of Artificial Intelligence (“AI”) and Machine Learning (“ML”) software technology for processing of drone-based imagery and data. . We are a company focused on innovative security and protection solutions, specifically, advanced artificial intelligence / machine learning (AI/ML) software technology for the creation of robust datasets sourced from the analysis of aerial imagery, bullet and blast resistant personal protection equipment and providing mission-critical aerial managed services.

Through a layered approach to the development and integration of advanced technologies in artificial intelligence, drone-based remote sensing technologies and services, and personal protective gear, Safe Pro Group seeks to provide government, NGOs and enterprises with innovative solutions designed to respond to evolving threats.

Recent Developments

On August 29, 2024, we consummated our initial public offering (“IPO”), pursuant to which we sold 1,020,000 shares of common stock at an offering price of $5.00 per share. In connection with the IPO, we entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as representative of the underwriters listed on Schedule I thereto (the “Underwriters”). Pursuant to the Underwriting Agreement, we issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Warrant”). The Warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025 and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. In connection with the IPO, (i) our outstanding Series A preferred stock and Series B preferred stock were converted into an aggregate of 2,810,000 shares of common stock; (ii) 480,000 shares of common stock was issued to certain executives pursuant to their respective employment agreements, (iii) 252,666 shares of common stock was issued upon conversion of convertible notes and accrued interest.

In connection with the IPO, we sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,304,000, after fees and expenses of $796,000. The Underwriters did not exercise the option to purchase up to an additional 153,000 shares of common stock from the Company.

Principle of Consolidation

Our consolidated financial statements included in this report include our accounts and those of our subsidiaries: Airborne Response Corp., Safe-Pro USA LLC, and Safe Pro AI LLC from their respective dates of acquisition.

Supplier Concentration

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ended June 30, 2024 and 2023.

	June 30, 2024		June 30, 2023

Minelab Electronics	$132,100	37.0%	$-	-
Mithix Pro	$37,642	10.6%	$-	-
Hextronics	$39,600	11.1%	$-	-
Ideal Products Inc.	$-	-	$3,012	11.6%
Amazon	$-	-	$6,802	26.2%
NTS Technical Systems	$-	-	$3,755	14.4%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the six months ended June 30, 2024 and 2023.

	June 30, 2024		June 30, 2023

Minelab Electronics	$181,600	40.0%	$-	-
Industries Bitossi Inc	$-	-	$67,631	51.4%

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ended June 30, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Significant Components of Our Results of Operations

Revenues. Our revenues are generated primarily from the sale of our products, which consist primarily of personal protective gear (“PPE”) and ballistic protective equipment including Explosive Ordnance Disposal (“EOD”) and blast and fragmentation resistant vests and body armor, as well as aerial managed services (drones) for the inspection of customer’s critical infrastructure including radio towers and power grids. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

Cost of Goods Sold and Gross Profit. Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and the evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer and supply chain. Gross margin will vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing, labor costs for services and depreciation for our drone related fixed assets, our production costs, which includes depreciation related costs for manufacturing equipment, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating Expenses. We classify our operating expenses as salary, wages and payroll taxes, research and development, professional fees, selling, general, administrative, non-production and services related depreciation and amortization. Additionally, we separate depreciation and amortization expense into its own category.

Salary, Wages and Payroll Taxes. Salaries are representative of officer and stock-based compensation and administrative personnel costs. Wages consist primarily of manufacturing wages. The salary and wages associated payroll tax is reflected here as well.

Research and Development expenses consist of costs associated with personnel and contractor fees associated with the design and development of our products, product certification, travel, recruiting and information technology. We generally recognize research and development expenses as incurred. Development costs incurred prior to establishment of technological feasibility are expensed as incurred. We expect our research and development costs to continue to increase as we develop new products and modify existing products to meet the changes within our markets.

Professional Fees primarily represent certain costs for legal, audit, accounting, public company expense, investor relations, consulting fees and share-based compensation.

Selling, General and Administrative expenses consist of expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, commissions payable, national and local regulatory approvals of our products, travel, entertainment, recruiting, operating supplies such as, computer equipment, drones, EOD testing supplies; and facilities and other supporting overhead costs. For the year ending December 31, 2024, we expect selling, general and administrative expenses to increase, as we ramp up our sales and marketing expansion efforts to correspond with our increased production efforts, relating to our personal protective gear, the availability of additional AI-powered image processing solutions and new drone-based services such as Drone as a Responder (DaaR).

Depreciation and Amortization expense consists of depreciation related to computer and related office equipment, as well as amortization related to finite-lived intangibles.

Interest Expense is comprised of interest expense associated with our secured notes payable and convertible notes. The amortization of debt discounts is also recorded as part of interest expense.

Provision for Income Taxes. Current and deferred income tax expense or benefit in any given period will depend upon a number of events and circumstances, one of which is the income tax net income or loss from operations for the period which is usually different from the U.S. GAAP net income or loss, for the period due to differences in tax laws and timing differences. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a change in our valuation allowance in that period.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

For the Three Months Ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023	Change	%
REVENUES:
Product Sales	$584,083	$91,446	$492,637	538.7%
Services	58,906	11,562	47,344	409.5%
Total Revenues	642,989	103,008	539,981	524.2%

COST OF REVENUES:
Product sales	411,969	54,593	357,376	654.6%
Services	29,613	880	28,733	3265.1%
Cost of depreciation	16,792	13,751	3,041	22.1%
Total Cost of Revenues	458,374	69,224	389,150	562,2%
Gross profit	184,615	33,784	150,831	446.5%

Operating expenses:
Salary, wages and payroll taxes	394,898	317,611	77,287	24.3%
Research and development	-	130,474	(130,474)	(100.0)%
Professional fees:
Professional fees - other	167,438	138,048	29,390	21.3%
Stock based compensation – professional fees	450,000	37,500	412,500	1100.0%
Total Professional fees	617,438	175,548	441,890	251.7%
Selling, general and administrative expenses	249,499	94,959	154,540	162.7%
Depreciation and amortization	45,586	45,529	57	0.1%
Total operating expenses	1,307,421	764,121	543,300	71.1%

Loss from operations	(1,122,806)	(730,337)	(392,469)	53.7%
Other income (expense):
Interest income	-	-	-	-%
Interest expense	(92,117)	(1,151)	(90,966)	7903.2%
Total other income (expense)	(92,117)	(1,151)	(90,966)	7903.2%
Net loss	$(1,214,923)	$(731,488)	$(483,435)	66.1%

For the Six Months Ended June 30, 2024 and 2023:

	June 30,	June 30,
	2024	2023	Change	%
REVENUES:
Product Sales	$808,622	$458,415	$350,207	76.4%
Services	142,020	18,100	123,920	684.6%
Total Revenues	950,642	476,515	474,127	99.5%

COST OF REVENUES:
Product sales	548,186	271,904	276,282	101.6%
Services	58,758	6,390	52,368	819.5%
Cost of depreciation	31,868	27,501	4,367	15.9%
Total Cost of Revenues	638,812	305,795	333,017	108.9%
Gross profit	311,830	170,720	145,477	73.4%

Operating expenses:
Salary, wages and payroll taxes	829,476	572,327	257,149	44.9%
Research and development	85,937	152,432	(66,945)	(43.6)%
Professional fees:
Professional fees - other	530,210	236,490	293,720	124.2%
Stock based compensation – professional fees	548,000	130,000	418,000	321.5%
Total Professional fees	1,078,210	366,490	711,720	194.2%
Selling, general and administrative expenses	434,712	200,873	233,839	116.4%
Depreciation and amortization	91,186	91,057	129	0.1%
Total operating expenses	2,519,521	1,383,179	1,136,342	82.2%

Loss from operations	(2,207,691)	(1,212,459)	(995,232)	82.1%
Other income (expense):
Interest income	-	505	(505)	(100.0)%
Interest expense	(151,092)	(2,520)	(148,572)	5,895.7%
Total other income (expense)	(151,092)	(2,015)	(149,077)	7,398.4%
Net loss	$(2,358,783)	$(1,214,474)	$(1,144,309)	94.2%

Net Revenue. For the three months ended June 30, 2024 and 2023, revenues generated were $642,989 and $103,008, an increase of $539,981 or 524.2%. Comparable sales for Safe-Pro USA were $430,039 for the three months ended June 30, 2024 as compared to $94,169 for the same period in 2023, an increase of $389,150 or 562.2%. Comparable sales for Airborne Response were $212,950 for the three months ended June 30, 2024 as compared to $8,839 for the same period in 2023, an increase of $204,111 or 2309.2%. The increase in revenue was attributable to two additional customers, which represented 79.0% of the total sales for the three months ended June 30, 2024.

For the six months ended June 30, 2024 and 2023, revenues generated were $950,642 and $476,515, an increase of $474,127 or 99.5%. Comparable sales for Safe-Pro USA were $652,395 for the six months ended June 30, 2024 as compared to $461,138 for the same period in 2023, an increase of $191,256 or 41.5%. Comparable sales for Airborne Response were $298,248 for the six months ended June 30, 2024 as compared to $15,377 for the same period in 2023, an increase of $282,871 or 1839.6%. The increase in revenue was attributable to two additional customers, which represented 60.3% of the total sales for the six months ended June 30, 2024.

Cost of Revenue. During the three months ended June 30, 2024 and 2023, cost of revenues increased to $458,374 compared to $69,224, an increase of $389,150, or 562.2%. Gross profit margins were 28.7% and 32.8%, respectively. The increase in cost of revenue is attributable to the increase in revenue of product at a lower gross profit margin. For the six months ended June 30, 2024 and 2023, cost of revenue increased to $638,812, as compared to $305,795, for the same period in the prior year, an increase of $333,017 or 108.9%. Gross profit margins were 32.8% and 35.8%, respectively. The decrease in margin was attributable to increase in sales for Fragmentation and Blast resistant personal protective equipment (PPE), which have a lower gross profit margin, as compared to law enforcement safety equipment. We expect our cost of revenues to continue to increase during fiscal 2024 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended June 30, 2024 and 2023 were $1,307,421 and $764,121, an increase of $543,300 or 71.1%. Total operating expenses for the six months ended June 30, 2024 and 2023 of $2,519,521 and $1,383,179, an increase of $1,136,342 or 82.2%. Factors resulting in the increase are described more fully below.

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended June 30, 2024 and 2023 were $394,898 and $317,611, an increase of $77,287 or 24.3%. Total salaries, wages and payroll taxes for the six months ended June 30, 2024 and 2023 were $829,476 and $572,327, an increase of $257,149 or 54.2%. The increases were primarily attributable pursuant to new employment agreements, in preparation for the Company’s initial public offering.

Research and Development expenses were $0 and $130,474, for the three months ended June 30, 2024 and 2023, respectively, a decrease of $130,474 or 100.0%. Research and Development expenses were $85,937 and $152,432, for the six months ended June 30, 2024 and 2023, respectively, a decrease of $66,945 or 14.0%.The decrease is primarily attributable to the Company’s capitalization of development costs of $172,596 for the advanced artificial intelligence (“AI”) -powered object detection and data analysis and reporting tools for hyper-scalable, cloud-based processing of drone imagery, which will be put in service on July 1, 2024.

Professional fees were $617,438 and $175,548 for the three months ended June 30, 2024 and 2023, respectively, an increase of $441,890 or 251.7%. Professional fees were $1,078,210 and $366,490 for the six months ended June 30, 2024 and 2023, respectively, an increase of $711,720 or 150.1%. The increases for the three and six months ended June 30, 2024 and 2023, are indicative by the increase for the six months ended June 30, 2024, as compared to the prior period in 2023, of $711,720, which was attributable to; an increase in audit related expenses of $196,721, investor relations of $39,170, public company expense of $11,128, other professional fees of $61,762 associated with the preparation of the Company’s initial public offering, non-cash expenses for share-based compensation of $418,000, offset by a decrease of legal fees of $15,061.

Selling, general and administrative expenses were $249,499 and $94,959 for the three months ended June 30, 2024 and 2023, respectively, an increase of $154,540 or 162.7%. Selling, general and administrative expenses were $434,712 and $200,873 for the six months ended June 30, 2024 and 2023, respectively, an increase of $233,839 or 49.3%. The increases for the three and six months ended June 30, 2024 and 2023, are indicative by the increase for the six months ended June 30, 2024 and 2023, of $233,839 which is attributable to increases in: advertising of $26,331, employee benefits of $51,926, variable costs which fluctuates by an increase in sales $68,142, insurance of $10,948, travel of $79,655, franchise taxes of $10,954, other selling, general and administrative costs of $16,444, offset by product costs incurred in the prior year of $30,561.

Depreciation and amortization expenses were $45,586 and $45,529 for the three months ended June 30, 2024 and 2023, respectively, an increase of $57, or 0.1%. For the six months ended June 30, 2024 and 2023, depreciation and amortization costs were $91,186 and $91,057 respectively, an increase of $129, or 0.1%.

We expect our expenses in each of these areas to continue to increase during fiscal 2024 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $92,117 compared to $1,151, during the three months ended June 30, 2024 and 2023 respectively, an increase of $90,966 or 7903.2%. Our total other expenses were $151,092 compared to $2,015, during the six months ended June 30, 2024 and 2023 respectively, an increase of $149,077 or 31.4%. The increase is primarily attributed to an increase in interest expense related to convertible debt in the six months ended June 30, 2024 of $148,572, and an increase in interest expense of $90,966, from the three months ended June 30, 2023, which was further offset by a decrease of interest income of $505.

Net Loss. We recorded a net loss of $1,214,923 for the three months ended June 30, 2024 as compared to a net loss of $731,488, for the three months ended June 30, 2023. We recorded a net loss of $2,358,783 for the six months ended June 30, 2024 as compared to a net loss of $1,214,474, for the six months ended June 30, 2023. The increase is a result of the factors as described above.

Consolidated Balance Sheet Data:

	June 30,	December 31,
	2024	2023	Change	%
	(Unaudited)
Cash	$175,953	$703,368	$(527,415)	-75.0%
Property and equipment, net	339,169	320,928	18,241	5.7%
Current assets	776,402	1,273,908	(497,506)	-39.1%
Total assets	3,018,419	3,430,199	(411,780)	-12.0%
Current liabilities	2,279,352	1,416,729	862,623	60.9%
Working capital deficit	(1,502,950)	(142,821)	(1,360,129)	952.3%

Total liabilities	2,487,040	1,653,841	833,199	50.4%
Additional paid in capital	9,710,913	8,597,147	1,113,766	13.0%
Accumulated deficit	(9,181,073)	(6,822,290)	(2,358,783)	34.6%
Total stockholders’ equity	$531,379	$1,776,358	$(1,244,979)	-70.1%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2024, we had a cash balance of $175,953 and negative working capital of $1,502,950.

Our current assets at June 30, 2024 decreased by $497,506, or 39.1%, to $776,402 from $1,273,908, from December 31, 2023. The decreases included cash of $527,415 and accounts receivable of $121,954, offset by an increase in inventory of $5,413 and prepaid expenses and other current assets of $146,450.

Our current liabilities at June 30, 2024 increased to $2,279,352 from $1,416,729 or an increase of $862,623, or 60.9% from December 31, 2023. The increase is comprised of increases in; convertible note payable, net of discount of $287,205, notes payable of $110,000, accrued compensation of $344,633, current portion of lease liabilities of $5,112, accounts payable of $58,206, accrued expenses of $83,157 and offset by a decreases in due to related parties of $18,434 and contract liabilities of $7,257.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2024 amounted to $1,159,475 and were primarily attributable to our net loss of $2,358,783, offset by depreciation and amortization expense of $123,054, stock-based compensation and professional fees of $548,000, lease costs of $9,584, and amortization of debt discount of $89,006. Changes in operating assets and liabilities were reflected by increases in; inventory of $5,413, prepaid and other current assets of $146,449, accounts payable of $58,207, accrued expenses of $83,157, accrued compensation of $344,633; and offset by decreases in accounts receivable of $121,954, and contract liabilities of $7,257.

Net cash flows used in operating activities for six months ended June 30, 2023 amounted to $1,170,373 and were primarily attributable to our net loss of $1,214,474 offset by depreciation and amortization expense of $118,558, stock-based compensation of $113,200 and lease costs of $1,398. Changes in operating assets and liabilities were reflected by increases in; accounts receivable of $226,106 and accounts payable of $40,415 and offset by decreases in; inventory of $50,842, prepaid and other current assets of $44,874, accrued expenses of $24,288, contract liabilities of $43,978 and accrued compensation of $30,814.

Investing Activities

Net cash flows used in investing activities were $223,509 and $0, for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we purchased property and equipment of $50,913 and investment in intangible technologies of $172,596.

Financing Activities

Net cash flows provided by financing activities were $855,569 and $83,381 for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, we had proceeds from the sale of convertible notes payable of $275,001, proceeds from the sale of common stock and warrants of $489,002, and proceeds of notes payable of $110,000, offset by repayments due to related party for $18,434.

During the six months ended June 30, 2023, we had proceeds from the sale of convertible notes payable of $393,000 offset by repayments due to related party for $309,619.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies in the Notes. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

Accounts receivable and other receivables

The Company adopted ASC 326 “Financial Instruments – Credit Losses” on January 1, 2023. The Company recognizes an allowance for losses on accounts receivable and other receivables in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts or other accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable and other receivables is recognized in selling, general and administrative expenses.

Revenue recognition

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company offers a warranty on its manufactured products. The Company considered the need to make an accrual for warranty expenses that may be incurred. Historically, the Company has incurred no warranty expense and accordingly, the Company believes that no warranty expense accrual is deemed necessary.

Safe-Pro USA

The Company recognizes revenue when, or as, the performance obligation is satisfied. Performance obligations are determined through a review of customer contracts and may differ between customers depending upon contract terms.

For a Bangladesh customer for which Safe-Pro USA historically derived a significant portion of its revenue the Company has identified two performance obligations:

1)	The sale and delivery of safety equipment, ballistic and bomb vests, helmets, and other equipment.

2)	Training and final inspections related to the sale of the equipment.

The Company estimated the allocation of the transaction price to each of the above performance obligations since it does not have evidence of standalone selling process, which is summarized as follows:

● Performance Obligation 1 - Historically, the Company has received 80% of the contract price upon shipment and presentation of required documents.

● Performance Obligation 2 - The remaining 20% of the contract price shall be authorized and received after 1) post-shipment inspection is performed, functionality testing is performed, and approval of the testing is granted. The 20% is triggered after testing and training. Local training with the contracted items consists of 1) use and care training, 2) engineering, repair, & maintenance, and 3) inventory management. Historically, the remaining 20% has not been collected. Although the Company believes this 20% will ultimately be collected, due to the historical non-payment of this 20%, the Company will not record such revenue until such time as collection is probable and all training and inspections are completed.

In connection with the revenue associated with the significant customer discussed above, the Company shall pay a commission of approximately 10% of amounts collected to local agents that assist with the facilitation of training, shipment, and documentation.

Revenue from other Safe-Pro USA customers is generally recognized at the time of shipment, which is the time that the Company satisfies its performance obligations.

Revenue from product sales is recognized when the related goods are shipped whereas revenue from training and inspection activities is recognized when the services are completed and payment is probable. Discounts in multiple elements sold as a single arrangement are allocated proportionately to the individual elements based on the fair value charged when the element is sold separately.

Airborne Response

Airborne Response recognizes revenue when, or as, the performance obligation is satisfied. Performance obligations are determined through a review of customer contracts and may differ between customers depending upon contract terms. Revenues from services are recognized at a point in time when Airborne Response completes services pursuant to its agreements with clients and collectability is probable.

Goodwill and intangible assets

The Company’s business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of amortization expense and possibly impairment write-downs that the Company may incur in future periods.

Intangible assets are carried at cost less accumulated amortization for finite-lived assets, computed using the straight-line method over the estimated useful life, less any impairment charges.

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions. Goodwill is not subject to amortization but is subject to impairment tests at least annually. The Company reviews the carrying amounts of goodwill by reporting unit at least annually, or when indicators of impairment are present, to determine if goodwill may be impaired. To test goodwill impairment, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying value. The Company would not be required to quantitatively determine the fair value of goodwill unless it determines, based on the qualitative assessment there are indicators of impairment. Under the quantitative test of goodwill, the Company compares the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value exceeds the fair value, then the goodwill is impaired by the excess amount. The Company performs its annual testing for goodwill during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit.

Intangibles assets, net consists of contractual employment agreements, customer relationships and acquired capitalized internal-use software. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The Company periodically evaluates both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

Business acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Asset Acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the consolidated statements of operations, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our Chief Executive Officer, who serves as our principal executive officer, and Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2024 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures due to management identifying material weaknesses in internal controls over financials reporting related to (i) inventory control management; and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of June 30, 2024.

Due to our size and nature, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

Notwithstanding this conclusion, we believe that our unaudited consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Except as set forth in the following sentence, there were no changes to our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the quarter ended June 30, 2024, we engaged a third-party inventory control management consultant to assist us in implementing an inventory control management system. Additionally, we have designed and implemented new internal policies and procedures to address a prior material weakness related to revenue recognition cut-offs.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of our operations in the normal course of business. The Company is not currently involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company’s business, financial condition and operating results.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Prospectus, which is incorporated herein by reference. The risks described in the Prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all unregistered sales of securities made by us during the six months ended June 30, 2024:

March 2024 Private Placement of Convertible Notes and Warrants

On March 6, 2024, we sold convertible notes in the amount of $50,000 to certain investors including warrants to purchase 15,625 shares of our common stock at $1.00 per share. The warrant has a three-year term, from date of issuance. The note carried an interest rate of 15% per annum and was convertible at a conversion price of $3.20 per share, at the option of the note holder. The notes were converted in connection with our IPO.

On March 15, 2024, we sold convertible notes in the amount of $225,002 to certain investors including warrants to purchase 70,313 shares of our common stock at $1.00 per share. The warrant has a three-year term, from date of issuance. The note carried an interest rate of 15% per annum and was convertible at a conversion price of $3.20 per share, at the option of the note holder. The notes were converted in connection with our IPO.

The shares of common stock offered and sold in the March Offerings were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

April 2024 Private Placement of Common Stock and Warrants

On April 2, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors for the sale in a private placement of 51,249 units, each unit comprising (i) one share of common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $3.20 per unit, representing gross proceeds of $163,998. The warrants included in the units are exercisable at a price of $1.00 per share and expire three years from the date of issuance. The shares of common stock offered and sold in the April Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

On April 30, 2024, we entered into a securities purchase agreement with certain institutional and accredited investors for the sale in a private placement of 70,314 units, each unit comprising (i) one share of common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $3.20 per unit, representing gross proceeds of $225,005. The warrants included in the units are exercisable at a price of $3.20 per share and expire three years from the date of issuance. The shares of common stock offered and sold in the April Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

June 2024 Private Placement of Common Stock and Warrants

On June 10, 2024, we entered into a securities purchase agreement with certain institutional and accredited investor for the sale by the Company in a private placement of 31,250 units, each unit comprising (i) one share of common stock, and (ii) one warrant to purchase one share of common stock. The offering price of the units was $3.20 per unit, representing gross proceeds of $100,000. The warrants included in the units are exercisable at a price of $3.20 per share and expire three years from the date of issuance. The shares of common stock offered and sold in the June Offering were sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

June 2024 Common Stock Issued for Compensation

On June 16, 2024, we issued 180,000 fully vested shares of common stock as compensation. The shares of common stock were valued at $450,000 and issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

June and July 2024 Promissory Notes

On June 17, 2024 and July 12, 2024, we entered into promissory notes in the principal amount of $110,000 and $110,000, respectively, at an interest rate of 8% per annum that matures on the earlier of August 31, 2024 or five business days after the closing of our IPO with Sixth Borough Fund LP, an entity controlled by a principal of the representative of the underwriters in our IPO. On July 12, 2024, we entered into a promissory note in the aggregate principal amount of $16,500 at an interest rate of 8% per annum that matures on the earlier of August 31, 2024 or five business days after the closing of our IPO with an accredited investor. These notes were repaid subsequent to our IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

.

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits
1.1	Underwriting Agreement between Safe Pro Group Inc. and Dawson James Securities, Inc. dated August 28, 2024 (incorporated by reference to Exhibit 1.1 of the Form 8-K filed September 4, 2024)

4.1	Common Stock Purchase Warrant issued to Underwriter on August 29, 2024 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed September 4, 2024)

4.2	Promissory Note between Safe Pro Group Inc. and Sixth Borough Fund LP, dated June 17, 2024 (incorporated by reference to Exhibit 4.2 of the Form S-1 (file number 333-280599))

4.3	Promissory Note between Safe Pro Group, Inc. and Jacson T. Long, dated July 11, 2024 (incorporated by reference to Exhibit 4.3 of the Form S-1 (file number 333-280599))

4.4	Promissory Note between Safe Pro Group, Inc. and Sixth Borough Fund LP, dated July 12, 2024 (incorporated by reference to Exhibit 4.4 of the Form S-1 (file number 333-280599))

10.1+	Amendment No. 2 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated March 27, 2024 (incorporated by reference to Exhibit 10.8 of the Form S-1 (file number 333-280599))

10.2+	Amended and Restated Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated April 12, 2024 (incorporated by reference to Exhibit 10.9 of the Form S-1 (file number 333-280599))

10.3	Fifth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated April 11, 2024 (incorporated by reference to Exhibit 10.15 of the Form S-1 (file number 333-280599))

10.4	Purchase Contract No. 4600027407 between Airborne Response LLC and Florida Power & Light dated March 25, 2024 (incorporated by reference to Exhibit 10.23 of the Form S-1 (file number 333-280599))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 2024	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

