Form 10-Q
period 2024-09-30
Safe Pro Group Inc.
filed 2024-11-14
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had outstanding 13,759,448 shares of common stock.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of Safe Pro Group Inc., (the “Company,” “we,” or “our”), for the three and nine months ended September 30, 2024 and for comparable periods in the prior year are included below. The financial statements should be read in conjunction with the notes to condensed consolidated financial statements that follow.

SAFE PRO GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$2,334,715	$703,368
Accounts receivable	221,470	163,329
Inventory	375,274	359,159
Prepaid expenses and other current assets	418,176	48,052
Total current assets	3,349,635	1,273,908

Property and equipment, net	323,834	320,928
Right of use, net	120,260	153,404
Goodwill	684,867	684,867
Intangible assets, net	988,153	987,292
Security deposits	9,800	9,800
Total other assets	2,126,914	2,156,291

TOTAL ASSETS	$5,476,549	$3,430,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$233,742	$169,081
Accrued expenses	244,782	141,660
Accrued compensation and benefits	45,501	203,446
Contract liabilities	70,288	84,670
Convertible notes payable, net of discount	-	343,796
Due to related parties	384,900	405,554
Lease liabilities - current	69,974	68,522
Total current liabilities	1,049,187	1,416,729

Long term liabilities:
Note payable – long term	146,000	146,000
Lease liabilities - long term	47,406	91,112
Total long-term liabilities	193,406	237,112
Total liabilities	1,242,593	1,653,841

Commitments and Contingencies (See Note 11)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized		-
Series A preferred stock; 3,000,000 shares designated, 0 and 3,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	-	300
Series B preferred stock; 3,275,000 shares designated, 0 and 3,275,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	-	328

Common stock: $0.0001 par value, 200,000,000 shares authorized; 13,860,249 and 8,734,770 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,368	873
Additional paid-in capital	17,099,117	8,597,147
Accumulated deficit	(12,866,529)	(6,822,290)

Total stockholders’ equity	4,233,956	1,776,358

Total liabilities and stockholders’ equity	$5,476,549	$3,430,199

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenues:
Product sales	$98,636	$58,590	$907,260	$519,728
Services	232,120	104,957	374,139	120,334
Total Revenues	330,756	163,547	1,281,399	640,062

Cost of Revenues:
Product sales	55,815	33,967	604,000	305,871
Services	122,581	52,898	185,302	59,288
Depreciation expense	17,857	14,236	49,796	41,737
Total Cost of Revenues	196,523	101,101	839,098	406,896

Gross Profit	134,233	62,446	442,301	233,166

Operating Expenses:
Salaries, wages and payroll taxes	2,745,525	339,210	3,571,310	911,537
Research and development	-	91,537	85,937	243,971
Professional services	430,698	175,246	1,508,908	541,736
Selling, general and administrative expenses	418,366	89,142	853,077	290,014
Depreciation and amortization	81,718	45,529	172,834	136,586
Total Operating Expenses	3,676,307	740,664	6,192,066	2,123,844

Loss from Operations	(3,542,074)	(678,218)	(5,749,765)	(1,890,678)

Other Income (Expense):
Interest income	10,082	-	10,082	506
Interest expense	(153,464)	(1,566)	(304,556)	(4,086)
Total Other Expense, net	(143,382)	(1,566)	(294,474)	(3,580)

Net loss	$(3,685,456)	$(679,784)	$(6,044,239)	$(1,894,258)

Basic and diluted loss per share of common stock	$(0.34)	$(0.09)	$(0.64)	$(0.25)
Basic and diluted weighted average number of shares of common stock outstanding	10,778,140	7,768,378	9,484,897	7,628,146

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	8,734,770	$873	$8,597,147	$(6,822,290)	$1,776,358

Issuance of common shares for stock-based compensation	-	-	-	-	480,000	48	2,199,952	-	2,200,000

Issuance of common shares for services	-	-	-	-	230,000	23	747,977	-	748,000

Issuance of common shares and warrants for cash	-	-	-	-	152,813	16	488,987	-	489,003

Issuance of common shares for preferred Series A	(3,000,000)	(300)	-	-	1,500,000	150	150		-

Issuance of common shares for preferred Series B	(3,275,000)	(327)	-	-	1,310,000	131	197		-

Issuance of common shares for cash	-	-	-	-	1,020,000	102	4,179,398		4,179,500

Relative fair value of warrants issued with convertible debt	-	-	-	-			76,802		76,802

Issuance common shares from conversion of debt					252,666	25	808,507	-	808,532

Net loss	-	-	-	-	-	-	-	(6,044,239)	(6,044,239)

Balance, September 30, 2024	-	$-	-	$-	13,680,249	$1,368	17,099,117	$(12,866,529)	$4,233,956

For the Nine Months Ended September 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2022	3,000,000	$300	3,275,000	$328	7,514,379	$751	$3,087,037	$(507,641)	$2,580,775

Common shares issued for asset acquisition	-	-	-	-	281,250	28	545,597	-	545,625

Stock based compensation in relation to restricted stock awards	-	-	-	-	30,000	3	58,197	-	58,200

Common shares and warrants units issued for cash	-	-	-	-	309,141	31	989,218	-	989,249

Accretion of stock-based compensation and professional fees	-	-	-	-	-	-	55,000	-	55,000

Net loss	-	-	-	-	-	-	-	(1,894,258)	(1,894,258)

Balance, September 30, 2023	3,000,000	$300	3,275,000	$328	8,134,770	$813	4,735,049	$(2,401,899)	$2,334,591

See accompanying notes to unaudited condensed consolidated financial statements

For the Three Months Ended September 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, June 30, 2024	3,000,000	$300	3,275,000	$328	9,117,583	$912	$9,710,913	$(9,181,074)	$531,380

Issuance of common shares for stock-based compensation	-	-	-	-	400,000	40	1,999,960	-	2,000,000

Issuance of common shares for services					80,000	8	399,992		400,000

Issuance of common shares and warrants for cash	-	-	-	-	-	-	-	-	-

Issuance of common shares for preferred Series A	(3,000,000)	(300)	-	-	1,500,000	150	150	-	-

Issuance of common shares for preferred Series B	-	-	(3,275,000)	(328)	1,310,000	131	197	-	-

Issuance of common shares for cash	-	-	-	-	1,020,000	102	4,179,398	-	4,179,500

Issuance common shares from conversion of debt					252,666	25	808,507		808,532

Net loss	-	-	-	-	-	-	-	(3,685,456)	(3,685,456)

Balance, September 30, 2024	-	$-	-	$-	13,680,249	$1,368	17,099,117	$(12,866,529)	$4,233,956

For the Three Months Ended September 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, June 30, 2023	3,000,000	$300	3,275,000	$328	7,948,442	$795	$4,138,818	$(1,722,115)	$2,418,126

Common shares and warrant units issued for cash	-	-	-	-	186,328	18	596,231	-	596,249

Net loss	-	-	-	-	-	-	-	(679,874)	(679,784)

Balance, September 30, 2023	3,000,000	$300	3,275,000	$328	8,134,770	$813	4,735,049	$(2,401,899)	$2,334,591

See accompanying notes to unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,044,239)	$(1,894,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	222,630	178,323
Stock-based compensation	2,948,000	113,200
Amortization of debt discount	208,006	-
Change in operating assets and liabilities:
Accounts receivable	(58,141)	(318,236)
Inventory	(16,115)	(314)
Prepaid expenses and other assets	(370,124)	20,193
Accounts payable	64,661	117,248
Accrued expenses	161,652	(60,889)
Contract liabilities	(14,382)	34,855
Lease liability	(9,110)	1,882
Accrued compensation	(157,945)	55,971

NET CASH USED IN OPERATING ACTIVITIES	(3,065,107)	(1,752,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,801)	(28,749)
Investment in intangible technologies	(172,596)	-

NET CASH USED IN INVESTING ACTIVITIES	(226,397)	(28,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	275,002	-
Proceeds from notes payable	236,500	989,250
Repayments from notes payable	(236,500)	-
Proceeds from sale of common stock and warrants	489,003	-
Proceeds from sale of common stock from offering	4,179,500	-
Repayment due to related party	(20,654)	(320,679)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,922,851	668,571

NET INCREASE (DECREASE) IN CASH	1,631,347	(1,112,203)

CASH, beginning of period	703,368	1,752,266

CASH, end of period	$2,334,715	$640,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$97,804	$4,086
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in intangible assets and equity for asset acquisition	$-	$545,625
Issuance of common shares and equity for convertible debt	$750,002	$-
Issuance of common shares for accrued interest payable	$58,530	$-
Increase in additional paid in capital for conversion of preferred shares to common shares	$347	$-
Increase in debt discount and additional paid-in capital	$76,802	$-

See accompanying unaudited notes to the consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 1 - NATURE OF ORGANIZATION

Safe Pro Group. Inc. (the “Company”) is a Delaware corporation organized on December 15, 2021 under the name of Cybernate Corp and started doing business on January 1, 2022. On July 13, 2022, the Company changed its name from Cybernate Corp. to Safe Pro Group Inc. Through a layered approach to the development and integration of advanced artificial intelligence and machine learning, drone-based remote sensing technologies and services, and personal protective gear, the Company has acquired companies with unique safety and security technologies and solutions that can provide governments, enterprises and non-government organizations with innovative solutions designed to respond to evolving threats.

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

On March 9, 2023 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI LLC (“Safe Pro AI”), organized under the state of New York on February 22, 2021, under the name of Demining Development LLC. and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, which 70,312 shares vested on September 9, 2023 and remaining shares were to vest as follows: 70,314 shares twelve-month anniversary of the Closing Date, 70,312 on the eighteen-month anniversary of the Closing Date, and 70,312 on the twenty-four-month anniversary of the Closing Date. On December 31, 2023, the Company’s board of directors approved the vesting of the remaining 210,938 shares. Safe Pro AI owns certain software technologies that enable the rapid, automated processing of aerial and ground-based imagery making it an ideal solution for several applications including demining and in law enforcement and security. These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants. Other than owning certain technologies, Safe Pro AI had no operations and no employees and was not considered a business. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Exchange Agreement and the business of Safe Pro AI to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 281,250 common shares issued of $545,625 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliably measurable than the fair value of the software technologies acquired.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Safe-Pro USA since its acquisition on June 7, 2022, Airborne Response since its acquisition on August 29, 2022 and Safe Pro AI since its acquisition on March 9, 2023. All intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2023 and 2022 of the Company which is included in our Registration Statement on Form S-1 on July 19, 2024.

Liquidity

As reflected in the accompanying unaudited condensed consolidated financial statements; the Company generated a net loss of $6,044,239 and used cash in operations of $3,065,107, during the nine months ended September 30, 2024, and has an accumulated deficit of $12,866,529 on September 30, 2024. As of September 30, 2024, the Company had working capital of $2,300,448. On August 29, 2024, pursuant to the initial public offering (“IPO”), the Company sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,179,500, after fees and expenses of $920,500.

The IPO net proceeds serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three and nine months ended September 30, 2024 and 2023, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Fair value of financial instruments and fair value measurements

The Company measures and discloses the fair value of assets and liabilities to be carried at fair value in accordance with ASC 820 – Fair Value Measurements. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on the reporting dates. Accordingly, the estimates presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, accounts and other receivables, inventory, prepaid expenses and other current assets, notes and convertible notes payable, accounts payable, accrued expenses, contract liabilities, accrued compensation and benefits and due to related parties approximate their fair market value based on the short-term maturity of these instruments.

“ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of September 30, 2024 and December 31, 2023, the Company had cash in bank in excess of FDIC insured levels of approximately $0 and $338,739, respectively

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of its control, including the impact of health and safety concerns, such as the war in Ukraine and the Middle East. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Company’s products and services and its ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain the Company’s domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm the Company’s business and it cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact the Company’s business.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Business acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired, and liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Asset acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the unaudited condensed consolidated statements of operations, if any.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

Inventory

Inventory, consisting of finished goods, work in process and raw materials, are stated at the lower of cost and net realizable value utilizing the first-in, first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed the expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates and are included in the cost of sales.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

The estimated useful lives of property and equipment are generally as follows:

Years
Manufacturing equipment	7 - 10
Drones and related equipment	5
Furniture, fixtures and office equipment	5

Capitalized internal-use software

Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is five years. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the nine months ended September 30, 2024 and 2023, the Company capitalized $172,596 and $545,625 of internal-use software development direct costs, respectively.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

The Company estimated the allocation of the transaction price to each of the above performance obligations since it does not have evidence of the standalone selling process, which is summarized as follows:

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

In connection with the revenue associated with the significant customer discussed above, the Company shall pay a commission of approximately 10% of the amounts collected to local agents that assist with the facilitation of training, shipment, and documentation. For the nine months ended September 30, 2024 and 2023, there were $257 and $30,788 in commission expense, which is included in selling, general and administration expense on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2024 and December 31, 2023, accrued commissions amounted to $52,988 and $70,555, respectively, which are included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Revenue from other Safe-Pro USA customers is generally recognized at the time of shipment, which is the time that the Company satisfies its performance obligations.

Revenue from product sales is recognized when the related goods are shipped whereas revenue from training and inspection activities is recognized when the services are completed, and payment is probable. Discounts in multiple elements sold as a single arrangement are allocated proportionately to the individual elements based on the fair value charged when the element is sold separately.

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

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of September 30, 2024 and December 31, 2023, customer advanced payments amounted to $70,288 and $84,670, respectively, which are included in contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Advertising costs

All costs related to advertising of the Company’s services and products are expensed in the period incurred. For the three and nine months ended September 30, 2024 and 2023, advertising costs charged to operations for the three and nine months ended September 30, 2024 were $85,572 and $116,170, respectively, and for the three and nine months ended September 30, 2023 were $4,311 and $8,578, respectively are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

Federal and state income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2024 and December 31, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2023 and 2022. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded during the nine months ended September 30, 2024 and 2023.

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

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the nine months ending September 30, 2024 and 2023, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2024	September 30, 2023
Stock warrants (1)	849,768	457,579
Common shares issuable upon conversion of Series A Preferred	-	1,500,000
Common shares issuable upon conversion of Series B Preferred	-	1,310,000
Non-vested forfeitable shares	-	1,615,000
Total	849,768	4,696,251

(1)	Does not include Representative warrants issued to underwriter for 51,000, which are not exercisable until March 1, 2025.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

The Company has 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares authorized. On August 28, 2024, 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares were converted into 1,500,000 and 1,310,000 common shares respectively. During the three and nine months ending September 30, 2024 and September 30, 2023, the Company had 0 Series A Preferred and 0 Series B Preferred shares issued and outstanding and 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares issued and outstanding, respectively. (See Note 10).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and nine months ended September 30, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 3 – ACQUISITION

Safe Pro AI

On March 9, 2023 (the “Closing Date” and measurement date), the Company entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, which 70,312 shares vested on September 9, 2023 and remaining shares were to vest as follows: 70,314 shares twelve-month anniversary of the Closing Date, 70,312 on the eighteen-month anniversary of the Closing Date, and 70,312 shares on the twenty-four-month anniversary of the Closing Date. On December 31, 2023, the Company’s board of directors approved the vesting of the remaining 210,938 shares. Safe Pro AI owns certain software technologies that enables the rapid, automated processing of aerial and ground-based imagery making it an ideal solution for a number of applications including demining and in law enforcement and security. These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants. Other than owning certain technologies, Safe Pro AI had no operations or no employees and was not considered a business. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Exchange Agreement and the business of Safe Pro AI to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired an asset. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 281,250 common shares issued of $545,625 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliable measurable than the fair value of the software acquired. This acquisition was treated as an asset acquisition under ASC 805 “Business Combinations” since Safe Pro AI did not meet the definition of a business under ASC 805. ACS 805 requires the use of the relative fair value method for asset acquisitions to allocate the purchase price, however, since only a single software asset was acquired, the entire purchase price was allocated to this asset.

NOTE 4 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On September 30, 2024 and December 31, 2023, accounts receivable consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable	$221,470	$163,329
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$221,470	$163,329

For the three and nine months ended September 30, 2024 and 2023, the Company recorded $0 bad debt expense related to accounts receivable, respectively.

Performance bond receivable

On September 30, 2024 and December 31, 2023, other receivables consisted solely of performance bond receivables as follows:

	September 30, 2024	December 31, 2023
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

In relation to Safe-Pro USA’s historically significant customer, Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by the customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of September 30, 2024 and December 31, 2023, the total amount of the performance bond receivables outstanding is $142,526 and $142,526, respectively, which expire on various dates through December 2024. Prior to June 7, 2022, the Company has elected to write down the performance bond receivable since collectability is not probable and accordingly, the performance bond receivable is fully reserved.

NOTE 5 – INVENTORY

On September 30, 2024 and December 31, 2023, inventories consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$248,241	$253,737
Work in process	104,859	93,532
Finished goods	22,174	11,890
Less reserve for obsolete inventory	-	-
Total	$375,274	$359,159

NOTE 6 – PROPERTY AND EQUIPMENT

On September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	115,423	61,622
Furniture, fixtures and office equipment	7,329	7,329
	462,762	408,960
Less accumulated depreciation	(138,928)	(88,032)

Total	$323,834	$320,928

For the three and nine months ending September 30, 2024, depreciation expense amounted to $18,224 and $50,896, respectively. For the three and nine months ended September 30, 2023, depreciation expense amounted to $14,531 and $42,623, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets

As a result of the acquisition of Safe Pro AI on March 9, 2023, there was a $545,625 increase in the gross intangible assets made up of $545,625 of finite lived intangible assets, consisting of a single software asset, SpotlightAI™. Spotlight AI detects threats from drone imagery, relaying precise GPS location and actionable reporting information to decision makers and ground personnel. The Company intends to utilize its AI, ML and computer vision technology to create and analyze large datasets. The Company’s technology is being used in the field by the Ukrainian government, as well as several humanitarian aid organizations.

On June 30, 2024, the Company capitalized $172,596 of its direct costs. For the three and nine months ended September 30, 2024, the Company has $682,310 of finite lived intangible assets, net.

As of September 30, 2024, intangible assets subject to amortization consisted of the following:

	September 30, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(164,399)	$223,601
Contractual employment agreements	3	310,000	(227,758)	82,242
Acquired capitalized internal-use software development costs	5	718,221	(35,911)	682,310
		$1,416,221	$(428,068)	$988,153

For the three and nine months ended September 30, 2024, amortization of intangible assets amounted to $81,352 and $171,735, respectively. For the three and nine months ended September 30, 2023, amortization of intangible assets amounted to $45,234 and $106,399, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

As of December 31, 2023, intangible assets subject to amortization consisted of the following:

	December 31, 2023
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(106,145)	$281,855
Contractual employment agreements	3	310,000	(150,188)	159,812
Acquired capitalized internal-use software development costs	5	545,625	-	545,625
		$1,243,625	$(256,333)	$987,292

Goodwill

On September 30, 2024 and December 31, 2023, goodwill consisted of the following:

	September 30, 2024	December 31, 2023
Safe-Pro USA	$518,255	$518,255
Airborne Response	166,612	166,612
Total goodwill	$684,867	$684,867

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending September 30:	Amount
2025	$81,144
2026	277,653
2027	221,244
2028	192,645
2029 and after	215,467
Total	$988,153

NOTE 8 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). Initially, the SBA COVID 19 EIDL Loan was due in monthly installment payments, including principal and interest, of $712, beginning 12 months from the date of the promissory Note. Subsequently, through several loan payment deferrals, the SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note. The balance of principal and interest will be payable 30 years from the date of the promissory Note, or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum and will accrue only on funds advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal balance. In January 2023, Safe-Pro USA began paying monthly interest payments of $712. The SBA Loan is secured by a continuing security interest in and to any and all “Collateral” as described in the SBA COVID-19 EIDL Loan, including all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of September 30, 2024 and December 31, 2023, accrued interest related to this note amounted to $4,110 and $8,281, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

On June 17, 2024, the Company entered into a promissory note with an investor for $110,000. On July 11, 2024, the Company entered into a promissory note with an investor for $110,000. On July 17, 2024, the Company entered into an additional promissory note with an investor for $16,500. Each Note bears interest at 8% per annum and is due on the earlier of August 31, 2024 or 5 business days after the Company’s IPO. The Notes were repaid on August 30, 2024.

On September 30, 2024 and December 31, 2023, note payable consisted of the following:

	September 30, 2024	December 31, 2023

Notes payable	$146,000	$146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

The following schedule provides minimum future note payable principal payments required during future periods:

Year ending September 30:	Amount
2025	$-
2026	1,749
2027	3,189
2028	3,311
2029	3,437
2030	3,568
Thereafter	130,746
Total note payable	$146,000

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On December 27, 2023, the Company entered into convertible debt agreements with an investor pursuant to which the Company issued and sold to the Investor (i) a convertible note in the principal amount of $475,000 (the “December 2023 Convertible Note”) and (ii) three-year warrants to purchase up to 148,438 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the December 2023 Warrants”). The Company received net proceeds of $475,000. The December 2023 Convertible Note matures 12 months after issuance and bears interest at a rate of 15% per annum. Upon default, the interest rate shall be 18%. At any time on or before the Maturity Date of December 27, 2024, the investor may convert any outstanding and unpaid principal portion and accrued and unpaid interest of the December 2023 Convertible Note into shares of the Company’s common stock at the conversion price of $3.20 per share (“Conversion Price”), subject to adjustment, as provided in agreement, including price protection. If at any time the December 2023 Convertible Note is outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable Conversion Price, without the consent of the Investor, except with respect to Excepted Issuances, as defined, then the Company shall issue, for each such occasion, additional shares of Common Stock to each Investor so that the average per share purchase price of the shares of common stock issued to the investor (for only conversion shares still owned by the investor) is equal to such other lower price per share and the Conversion Price shall automatically be reduced to such other lower price per share. Should the price of the Company’s common stock upon the Company’s IPO be less than $5.00 per share, then for any amounts the Investor converted prior to IPO Date, the Company shall issue to the Investor that number of Shares so that the value of the Conversion Shares on the IPO Date shall have a value equal to $5.00 per share. As the price of the common stock in the Company’s IPO was $5.00, no additional shares were issued. For any amounts the Investor has not converted prior to IPO Date, the Conversion Price shall be reduced proportionally to the IPO price.

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

During March 2024, the Company entered into convertible debt agreements with investors pursuant to which the Company issued and sold to the Investors (i) convertible notes in the principal amount of $275,001 (the March 2024 Convertible Notes”) and (ii) three-year warrants to purchase up to 85,938 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the “March 2024 Warrants”). The Company received net proceeds of $275,001. The March 2024 Convertible Notes mature 12 months after issuance and bear interest at a rate of 15% per annum. Upon default, the interest rate shall be 18%. At any time on or before the Maturity Date of March 2025, the investors may convert any outstanding and unpaid principal portion and accrued and unpaid Interest of the March 2024 Convertible Notes into shares of the Company’s common stock at the conversion price of $3.20 per share, subject to adjustment, as provided in agreement, including price protection. If at any time the March 2024 Convertible Notes are outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable Conversion Price, without the consent of the Investors, except with respect to Excepted Issuances, as defined, then the Company shall issue, for each such occasion, additional shares of Common Stock to each Investor so that the average per share purchase price of the shares of common stock issued to the investor (for only conversion shares still owned by the investor) is equal to such other lower price per share and the Conversion Price shall automatically be reduced to such other lower price per share. Should the price of the Company’s common stock upon the Company’s IPO be less than $5.00 per share then for any amounts the Investors converted prior to IPO Date, the Company shall issue to the Investors that number of Shares so that the value of the Conversion Shares on the IPO Date shall have a value equal to $5.00 per share. As the price of the common stock in the Company’s IPO was $5.00, no additional shares were issued. For any amounts the Investor has not converted prior to IPO Date, the Conversion Price shall be reduced proportionally to the IPO price.

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

During the three and nine months ended September 30, 2024, amortization of debt discount, which is reflected in interest expense on the accompanying consolidated statements of operations, amounted to $119,000 and $208,006, respectively. During the three and nine months ended September 30, 2023, the Company did not record any amortization of debt discount.

On August 27, 2024, the December 2023 Convertible Note and March 2024 Convertible Notes with principal balances of $750,001 and accrued interest payable of $58,531 were converted into 252,666 common shares of the Company pursuant to contractual conversion terms (See Note 16).

On September 30, 2024 and December 31, 2023, convertible notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Convertible notes payable	$-	$475,000
Less: debt discount	-	(131,204)
Convertible notes payable, net	-	343,796
Less: current portion of convertible notes payable	-	(343,796)
Convertible notes payable – long-term	$-	$-

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Each share of Series A Preferred has an initial stated value of $10.00 per share. On August 28, 2023, the Company amended its Series A Preferred Certificate of Designation to amend the Series A Stated Value to $2.50 per share (the “Series A Stated Value”).

The holders of the Series A Preferred Stock shall have conversion rights as follows. Each share of Series A Preferred is convertible into the number of common shares equal to the Series A Stated Value divided by the Fair Market Value of the common stock. The Series A Stated Value is $2.50 per share and the Fair Market Value is equal to the average of the closing price for the Company’s common stock on a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price which is $5.00 per share. Series A Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Preferred Series A were contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange.

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

The Series A Preferred contains certain protection provisions, as defined.

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

On June 7, 2022, in connection with the acquisition of 100% of the Safe-Pro USA, the Company issued 3,000,000 shares of Series A preferred stock.

On August 28, 2024, in conjunction with the Company’s initial public offering, the Series A Preferred shares were converted into 1,500,000 shares of common stock.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Series B Preferred Stock

On August 29, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”). The Series B Preferred Certificate of Designation became effective on January 30, 2023, with the Secretary of State of the State of Delaware. The Series B Preferred Certificate of Designations established 3,275,000 shares of the Series B Preferred, par value $0.0001, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws.

Each share of Series B Preferred shall have a stated value of $2.00 per share (the “Series B Stated Value”).

The holders of the Series B Preferred Stock shall have conversion rights as follows. Each share is convertible into that number of common shares equal to the Series B Stated Value divided by the Fair Market Value of the common stock. The Series B Stated Value is $2.00 per share and the Fair Market Value is equal to the average of the closing price for the Company’s common stock, a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price. The Series B Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Series B Preferred are contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange.

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

On August 27, 2024, in conjunction with the Company’s initial public offering, the Series B Preferred shares were converted into 1,310,000 shares of common stock.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Common Stock

On August 29, 2024, the Company consummated its initial public offering (“IPO”), 1,020,000 shares of common stock were offered at $5.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-280599), as amended (the “Registration Statement”).

Common stock issued for stock based compensation

2024

On January 9, 2024, the Company issued 50,000 restricted common shares to a director for services rendered pursuant to a board of directors’ agreement (See Note 11). The Company valued these common shares at the fair value of $98,000, or $1.96 per share based on sales of common stock units in recent private placements.

On June 24, 2024, the Company issued 180,000 restricted common shares to consultants for services rendered. The Company valued these common shares at $450,000 or $2.50 per share based on sales of common stock units in recent private placements.

On August 29, 2024, the Company issued 80,000 restricted common shares to consultants for services rendered. The Company valued these common shares at $400,000 or $5.00 per share based on the initial listing price for its public offering.

Additionally, on August 29, 2024, the Company issued 270,000 restricted common shares to Daniyel Erdberg, 80,000 restricted common shares to Theresa Carlise and 50,000 restricted common shares to an Employee. The Company valued these common shares at $2,000,000 or $5.00 per share based on the initial listing price for its public offering

In connection with these shares, during the three and nine months ending September 30, 2024, the Company recorded stock-based professional fees of $400,000 and $948,000, respectively.

2023

On June 22, 2023, the Company issued 30,000 fully vested restricted common shares pursuant to an employment agreement with Theresa Carlise. The Company valued these common shares at the fair value of $58,200, or $1.94 per share based on sales of common stock units in recent private placements.

Common stock issued for asset acquisition

2023

On March 9, 2023, the Company entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants, and the acquired asset was recorded as an intangible asset on the accompanying unaudited condensed consolidated balance sheets (See Note 3).

Common stock and warrants issued for cash

2024

For the three months ending September 30, 2024, the Company issued 0 common shares for cash. During the nine months ended September 30, 2024, the Company completed a private placement of (i) 51,249 Units for aggregate proceeds of $163,997, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $1.00 for a period of 3 years from the date of issuance and (ii) 101,564 Units for aggregate proceeds of $325,004, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $3.20, for a period of 3 years from the date of issuance.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

2023

For the three and nine months ending September 30, 2023, the Company completed private placements of 186,328 and 309,141 Units, respectively, for aggregate proceeds of $596,250 and $989,251, respectively, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $3.20 for a period of 3 years from the date of issuance.

Representative warrants

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

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the nine months ended September 30, 2024 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2023	611,017	$1.00	2.5	$574,356
Issued	289,751	2.70	3.0	-
Balance Outstanding on September 30, 2024	900,768	$1.55	2.1	$1,211,261
Exercisable, September 30, 2024	849,768	$1.64	2.3	$1,382,621

(1)	The aggregate intrinsic value on September 30, 2024, was calculated based on Nasdaq’s market close on September 30, 2024 of $2.89 and the exercise price of the underlying warrants. The aggregate intrinsic value on December 31, 2023 was calculated based on the difference between the calculated fair value on December 31, 2023 of $1.94 and the exercise price of the underlying warrants.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

Warrants issued for convertible debt

2024

During March 2024, the Company entered into convertible note agreements with investors pursuant to which the Company issued and sold to the Investors (i) convertible notes in the principal amount of $275,001 and (ii) warrants to purchase up to 85,938 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment.

2023

During December 2023, the Company entered into a convertible note agreement with an investor whereby the Company issued and sold to the Investor (i) convertible note in the principal amount of $475,000 and (ii) warrants to purchase up to 148,538 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment.

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2023 and 2022, 595,000 and 830,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the nine months ended September 30, 2024, 710,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan. As of September 30, 2024 and December 31, 2023, the Company had 2,895,000 and 3,575,000 shares available for issuance under the 2022 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Executive employment and consulting agreements

Daniyel Erdberg – Chief Executive Officer – Airborne Response Corp.

On March 21, 2022, the Company’s wholly owned subsidiary, Airborne Response Corp. (“Airborne”), entered into a three-year Employment Agreement, (“Agreement”) with Daniyel Erdberg, that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Erdberg will serve as Airborne’s Chief Executive Officer and will receive an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the Base Salary may be accrued and at the election of the Employee be paid in common stock of the Company. The Agreement provides for a performance bonus based upon certain customer contracts of 15% in 2022; 10% in 2023; and 5% in 2024 of the Contribution Margin provided by such contracts during the term of the Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. During the years ended December 31, 2023 and 2022, Airborne recorded performance bonuses to Mr. Erdberg of $13,575 and $79,031, respectively, which is included in salary, wages and payroll taxes on the accompanying consolidated statements of operations. Additionally, Mr. Erdberg shall be entitled to receive an annual cash bonus of an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Erdberg shall receive one year base salary. During the years ended December 31, 2023 and 2022, Mr. Erdberg agreed to forgive an aggregate salary of $105,000 and $105,866, respectively. As of September 30, 2024, in connection with this employment agreement, the Company accrued wages and other benefits due from this executive of $2,967, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheet. On August 29, 2024, this employment agreement was terminated pursuant to Mr. Erdberg’s employment agreement with Safe Pro Group, Inc. (see below).

Christopher Todd – Chief Operating Officer – Airborne Response Corp.

On March 21, 2022, Airborne entered into a three-year Employment Agreement, (“Agreement”) with Christopher Todd, that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Todd will serve as Airborne’s Chief Operating Officer and will receive an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the Base Salary may be accrued and at the election of the Employee be paid in common stock of the Company. The Agreement provides for a performance bonus based upon certain customer contracts of 20% in 2022; 15% in 2023; and 10% in 2024 of the Contribution Margin provided by such contracts during the term of this Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. During the years ended December 31, 2023 and 2022, Airborne recorded performance bonuses to Mr. Todd of $20,363 and $105,374, respectively, which is included in salary, wages and payroll taxes on the accompanying consolidated statements of operations. Additionally, Mr. Todd shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Todd shall receive one year base salary. During the years ended December 31, 2023 and 2022, Mr. Todd agreed to forgive an aggregate salary and benefits of $105,000 and $116,107, respectively. As of September 30, 2024, in connection with this employment agreement, the Company accrued wages and benefits due to this executive of $11,580, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheet.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Pravin Borkar – Chief Technical Officer Safe Pro Group Inc and President – Safe-Pro USA LLC

On June 7, 2022, the Company’s wholly owned subsidiary, Safe-Pro USA LLC. (“SPUSA”), entered into a three-year Employment Agreement, (“Agreement”) with Pravin Borkar, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Borkar will serve as SPUSA’s President and Chief Technical Officer of Safe Pro Group Inc., (“Parent”). Mr. Borkar will receive an annual base salary of $225,000 with participation in retirement and welfare benefits of up to $1,500 per month for medical premiums, upon the date the Parent becomes effective on a national market system exchange. At the discretion of the Board of Directors, a portion of base salary may be accrued and at election of Mr. Borkar be paid in common stock of the Parent. Mr. Borkar shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay Mr. Borkar, $120,000 annual base salary, retroactive to January 1, 2023. Additionally, on April 11, 2024, in connection with the fifth amendment to the Exchange Agreement, the Company agreed that if on or before March 31, 2026, the Company achieves $5,000,000 in revenue sourced by Pravin Borkar from the sale of Safe-Pro USA manufactured products, calculated on a trailing twelve-month basis (the “First Revenue Milestone”) the Parent shall issue to the selling members of Safe-Pro USA (the “Members”) a number of shares of Parent Common Stock equal to $1,250,000 (the “First Earnout Shares”), valued at the greater of opening price on the date the Parent’s common stock is listed for trading on a National Exchange and the closing price of such common stock on such National Exchange on the trading day immediately prior to the Company achieving the First Revenue Milestone. Additionally, if on or before March 31, 2026, upon the Company achieving $7,500,000 in revenue sourced by Pravin Borkar from the sale of Safe-Pro USA manufactured products, (the “Second Revenue Milestone”) calculated on a trailing twelve-month basis, the Parent shall issue to the Members a number of shares of Parent Common Stock equal to $1,250,000 (the “Second Earnout Shares”), valued at the greater of opening price on the date the Parent’s common stock is listed for trading on a National Exchange and the closing price of such common stock on such National Exchange on the trading day immediately prior to the Company achieving the Second Revenue Milestone. The Second Earnout Shares shall be in addition to the First Earnout Shares. In addition, If on or before March 31, 2026, the Company achieves $5,000,000 in revenue sourced by sourced by Pravin Borkar from the sale of Safe-Pro USA manufactured products, calculated from August 26, 2023, forward, the Members will be entitled to a one-time payment in an amount equal to 10% of the net profits generated therefrom. The Company considered the Listing Shares to be compensatory in nature (See Note 3). The First Earnout Shares and the Second Earnout Shares (collectively the “Earnout Shares”) shall be accounted for pursuant to ASC 718 – Stock-based compensation. Pursuant to ASC 718, the value of the Earnout Shares shall be recognized upon a successful IPO and when the attainment the performance conditions is probable. (See Note 16 – Subsequent Events for additional amendment). As of September 30, 2024, in connection with this employment agreement, the Company accrued wages and benefits due to this executive of $14,547, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheet.

Anjali Borkar – Vice President of Operations of Safe-Pro USA

On June 7, 2022, the Company’s wholly owned subsidiary, Safe-Pro USA entered into a three-year employment agreement, (“Agreement”) with Anjali Borkar, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Ms. Borkar will serve as Safe-Pro USA’s vice president of operations. Ms. Borkar will receive an annual base salary of $225,000 upon the date the Company becomes effective on a national market system exchange. Ms. Borkar shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of her then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay Ms. Borkar, $120,000 annual base salary, retroactive to January 1, 2023. As of September 30, 2024, in connection with this employment agreement, the Company accrued wages and benefits due to this executive of $17,858, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheet.

Theresa Carlise – Chief Financial Officer – Safe Pro Group Inc.

On June 22, 2023, the Company entered into a one-year Employment Agreement, (“Agreement”) that extends for an additional one-year renewal term unless either party gives 30-days’ advance notice of non-renewal, with Theresa Carlise. Under the Agreement, Ms. Carlise shall serve as Chief Financial Officer with annual base salary as follows (i) $5,000 per month from the Execution Date and for a period of nine months (the “Initial Payment Period”), which shall accrue monthly and be payable upon listing on Nasdaq or other National Market System exchange or at such time after the effective date hereof that the Company has raised at least $750,000, whichever is earlier, (ii) $10,000 per month beginning in the seventh month after the Execution Date (the “Second Payment Period”), payable on the Company’s regular payment schedule. (iii) $15,000 per month beginning the day after the Company is listed for trading on Nasdaq or other National Market System exchange. In addition to the Base Salary of $15,000, the Employee shall additionally be entitled to a car allowance of $600 per month and payment of 100% of her health insurance premium through the Company’s plan or if the Company does not have a plan, then up to $1,500 per month of the actual premium paid for private health insurance. On listing on Nasdaq or other National Market System exchange, the term of this agreement will automatically be amended to re-commence a new one-year term, from the listing date thereof. Upon execution of this agreement Ms. Carlise received 30,000 fully vested restricted shares of the Company.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

On November 1, 2023, the Company entered into Amendment No. 1 to the June 22, 2023 Agreement. Section 4(a)(i) and Section 4(a)(ii) of the Employment Agreement, regarding Annual Base Salary is hereby amended to read as follows: “(i) $10,000 per month from the Execution Date and for a period of nine months (the “Initial Payment Period”), which shall accrue monthly and be payable upon listing on Nasdaq or other National Market System exchange, whichever is earlier, $10,000 per month beginning the earlier of January 22, 2024 or at such time after the effective date hereof that the Company has raised at least $750,000 (the “Second Payment Period”), be payable semimonthly less applicable taxes on the Company’s regular payroll processing schedule.”

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

As of September 30, 2024 and December 31, 2023, in connection with this employment agreement, the Company had accrued wages and benefits due to this executive of $0 and $73,904, respectively, which is included in accrued compensation on the accompanying unaudited condensed consolidated balance sheet.

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

Long-term incentive award. During the Term, the Executive shall have an annual target long-term incentive award opportunity of 300% of one year’s Base Salary. The Committee will award the Executive’s long-term incentive award based on an evaluation of performance and Peer Group compensation practices, taking into account Company and individual performance objectives. In its sole discretion, the Committee may award a long-term incentive award in excess of the target long-term incentive award opportunity. Notwithstanding the foregoing, the Committee may grant a special long-term incentive award at any time. Long-term incentive awards not granted under the 2022 Safe Pro Group Equity Incentive Plan (collectively with any successor plan thereto, the “Equity Incentive Plan”) shall be deemed “earned” if Executive is employed on the last day of the applicable performance period and shall be paid no later than March 15th of the year immediately following the year in which the applicable performance period expired. Awards granted under the Equity incentive Plan shall be subject to the terms and conditions of such a plan and the award agreement.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

As of December 31, 2023, in connection with this employment agreement, the Company accrued wages and other benefits due to this executive of $69,000, of which $60,000 is included in accrued compensation and $9,000 is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

Contingent amounts due to related parties

As discussed in Note 13 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed (See Note 2 – Revenue Recognition under Safe-Pro USA for the 20% performance obligation) and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. Furthermore, the remaining balance of $384,900 due to related party (see Note 13) is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 12 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of September 30, 2024 and December 31, 2023, the Company had cash in bank in excess of FDIC insured levels of approximately $0 and $338,739, respectively.

Geographic concentrations of sales

The following table sets forth revenue as to each geographic location, for the nine months ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023

Europe	$420,942	32.9%	$-
USA	862,889	67.3%	332,180	51.9%
Asia & Pacific	(2,432)	(0.2)%	307,882	48.1%
	$1,281,399		$640,062

The following table sets forth revenue as to each geographic location, for the three months ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023

Europe	$4,375	1.3%	$-
USA	326,381	98.7%	163,547	100.0%
	$330,756		$163,547

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

Customer concentration

For the three months ending September 30, 2024, two customers accounted for approximately 92.7% of total sales (Classic Custom 29.5% and Florida Power & Light 63.2%, respectively). For the nine months ended September 30, 2024, four customers accounted for approximately 95.2% of total sales (Classic Custom 23.8%, Mriya Aid 32.5%, Hialeah Gardens PD 12.2% and Florida Power & Light 26.7%, respectively).

For the three months ending September 30, 2023, two customers accounted for approximately 82.3% of total sales (Classic Custom 32.4% and Florida Power & Light 49.8%, respectively). For the nine months ending September 30, 2023, three customers accounted for approximately 80.6% of total sales (Classic Custom 22.9%, Bangladesh Ministry of Defense 48.1% and Security Pro 9.6%, respectively).

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On September 30, 2024, one customer accounted for 94.4% of the total accounts receivable. On December 31, 2023, two customers accounted for 92.6% of the total accounts receivable balance (44.7% and 47.9%, respectively). Sales of Airborne Response are primarily seasonal based on weather conditions or patterns.

Supplier concentration

Suppliers:

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the nine months ending September 30, 2024 and 2023.

	September 30, 2024		September 30, 2023
Minelab Electronics	$181,600	36.7%	$-
Mithix Pro	$66,198	13.4%	$-
Industries Bitossi Inc	$-		$67,631	23.4%

The following table sets forth information as to each supplier that accounted for 10% or more of the Company’s purchases for the three months ending September 30, 2024 and 2023.

	September 30, 2024		September 30, 2023

Matrix Space	$12,000	10.8%	$-
Southeast Drone Technologies	$30,000	27.1%	$28,605	19.6%

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the nine months ended September 30, 2024, the Company repaid $20,654 of these advances and assumed liabilities. During the year ended December 31, 2023, the Company was advanced funds of $298,361 and repaid $793,458 of these advances and assumed liabilities. During the period from June 8, 2022 to December 31, 2022, the Company advanced funds of $93,003 and repaid $814,892 of these advances and assumed liabilities. On September 30, 2024 and December 31, 2023, amounts due to the former member amounted to $384,900 and $405,554, respectively, which is included in due to related parties on the accompanying unaudited condensed consolidated balance sheets. See Note 11 – Contingencies for contingent amounts due to related parties.

Production expenses – related party

During the three and nine months ended September 30, 2024 and 2023, the Company incurred production services from a company owned by the former member of Safe-Pro USA in the amount of $0 and $3,600, respectively, which is included in cost of sales on the accompanying unaudited condensed consolidated statements of operations.

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2022, the Company entered into a 36-month lease agreement for the lease of office space under a non-cancelable operating lease through July 31, 2025. During the term of lease, the Company shall pay base rent of $2,704 from August 1, 2022 to July 1, 2023, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. In connection with this lease, on August 1, 2022, the Company incurred right of use assets and lease liabilities of $92,509.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

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

In April 2024, Airborne Response entered into a 39-month lease agreement for the lease of a vehicle under a non-cancelable operating lease through July 2027. During the term of lease, the Company shall pay monthly payments of $296 from April 2024 to July 2027. In connection with the signing of the vehicle lease, the Company’s recorded a right of use assets and lease liabilities of $19,583 and $9,835, respectively.

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

During the three and nine months ended September 30, 2024, in connection with its property operating leases, the Company recorded rent expense of $22,395 and $69,100, respectively, and for the three and nine months ended September 30, 2023, the company recorded rent expense of $21,553 and $67,006, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On September 30, 2024 and December 31, 2023, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2024	December 31, 2023
Office lease right of use assets	$297,096	$246,774
Less: accumulated amortization	(176,836)	(93,370)
Balance of ROU assets	$120,260	$153,404

On September 30, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2024	December 31, 2023
Lease liabilities related to office lease right of use assets	$117,830	$159,634
Less: current portion of lease liabilities	(69,974)	(68,522)
Lease liabilities – long-term	$47,406	$91,112

On September 30, 2024, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ending September 30,	Amount
2025	$70,727
2026	45,418
2027	2,071
Total minimum non-cancellable operating lease payments	118,216
Less: discount to fair value	(836)
Total lease liabilities on September 30, 2024	$117,830

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

NOTE 15 – SEGMENT REPORTING

During the three and nine months ending September 30, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three and nine months ending September 30, 2024 and 2023 was as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2024	2023	2024	2023
Revenues:
Safe-Pro USA	$98,637	$58,590	$751,031	$519,728
Airborne Response	227,745	104,957	525,992	120,334
Safe Pro AI	4,375	-	4,375	-
	330,756	163,547	1,281,399	640,062
Depreciation and amortization:
Safe-Pro USA	27,577	27,263	82,125	81,613
Airborne Response	35,001	32,205	102,705	95,824
Safe Pro AI	36,631	-	36,701	-
Other (a)	366	295	1,099	886
	99,576	59,764	222,630	178,323
Interest expense:
Safe-Pro USA	1,647	1,566	5,154	4,086
Airborne Response	587	-	587	-
Safe Pro AI	-	-	-	-
Other (a)	151,231	-	298,816	-
	153,464	1,566	304,556	4,086

Net (loss) income:
Safe-Pro USA	(104,938)	(108,381)	(175,109)	(220,505)
Airborne Response	(73,504)	(90,599)	(358,488)	(366,622)
Safe Pro AI	(226,893)	(91,538)	(313,420)	(243,970)
Other (a)	(3,280,122)	(389,266)	(5,197,222)	(1,063,161)
	$(3,685,456)	$(679,784)	$(6,044,239)	$(1,894,258)

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

	September 30, 2024	December 31, 2023
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$229,269	$265,402
Airborne Response	76,543	49,895
Safe Pro AI	13,490	-
Other (a)	4,531	5,631
	$323,834	$320,928

NOTE 16 – SUBSEQUENT EVENTS

On October 2, 2024, the Company’s board of directors approved the issuance on October 4, 2024 of 29,199 shares of restricted common stock, which was valued at $125,000 or $4.28 per share, based on an average volume weighted price, as calculated pursuant to the respective agreement, to a consultant for services.

On October 3, 2024, we issued 50,000 fully vested restricted common shares, to professionals for services, valued at the per share price, at market close of $2.60 per share or $130,000. The shares were issued pursuant to the 2022 Equity Incentive Plan.

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

Recent Developments

On August 29, 2024, we consummated our initial public offering (“IPO”), pursuant to which we sold 1,020,000 shares of common stock at an offering price of $5.00 per share. In connection with the IPO, we entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as representative of the underwriters listed on Schedule I thereto (the “Underwriters”). Pursuant to the Underwriting Agreement, we issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Warrant”). The Warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025 and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. In connection with the IPO, (i) our outstanding Series A preferred stock and Series B preferred stock were converted into an aggregate of 2,810,000 shares of common stock; (ii) 480,000 shares of common stock was issued to certain executives pursuant to their respective employment agreements, and (iii) 252,666 shares of common stock was issued upon conversion of convertible notes and accrued interest.

In connection with the IPO, we sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,179,500, after fees and expenses of $920,500. The Underwriters did not exercise the option to purchase up to an additional 153,000 shares of common stock from the Company.

Principle of Consolidation

Our consolidated financial statements included in this report include our accounts and those of our subsidiaries: Airborne Response Corp., Safe-Pro USA LLC, and Safe Pro AI LLC from their respective dates of acquisition.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the nine months ending September 30, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2024 and 2023

For the Three Months Ended September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023	Change	%
REVENUES:
Product Sales	$98,636	$58,590	$40,046	68.3%
Services	232,120	104,957	127,163	121.2%
Total Revenues	330,756	163,547	167,209	102.2%

COST OF REVENUES:
Product sales	55,815	33,967	21,848	64.3%
Services	122,851	52,898	69,953	132.2%
Cost of depreciation	17,857	14,236	3,621	25.4%
Total Cost of Revenues	196,523	101,011	95,422	94.4%
Gross profit	134,233	62,446	71,787	115.0%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	545,525	339,210	206,315	60.8%
Stock based compensation	2,200,000	-	2,200,000
Total Salary, wages and payroll taxes	2,745,525	339,210	2,406,315	709.4%
Research and development	-	91,537	(91,537)	-100.0%
Professional fees:
Professional fees - other	230,698	175,246	55,452	31.6%
Stock based compensation – professional fees	200,000	-	200,000
Total Professional fees	430,698	175,246	255,452	145.8%
Selling, general and administrative expenses	418,366	89,142	329,224	369.3%
Depreciation and amortization	81,718	45,529	36,189	79.5%
Total operating expenses	3,676,307	740,664	2,935,643	396.4%

Loss from operations	(3,542,074)	(678,218)	(2,863,856)	422.3%
Other income (expense):
Interest income	10,082	-	10,082	%
Interest expense	(153,464)	(1,566)	(151,898)	9699.7%
Total other income (expense)	(143,382)	(1,566)	(141,816)	9055.9%
Net loss	$(3,685,456)	$(679,784)	$3,005,672)	442.2%

For the Nine months Ended September 30, 2024 and 2023:

	September 30,	September 30,
	2024	2023	Change	%
REVENUES:
Product Sales	$907,260	$519,728	$387,532	74.6%
Services	374,139	120,334	253,805	210.9%
Total Revenues	1,281,399	640,062	641,337	100.2%

COST OF REVENUES:
Product sales	604,000	305,871	298,129	97.5%
Services	185,302	59,288	126,014	212.5%
Cost of depreciation	49,796	41,737	8,059	19.3%
Total Cost of Revenues	839,098	406,896	432,202	106.2%
Gross profit	442,301	233,166	209,135	89.7%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	1,371,310	853,337	517,973	60.7%
Stock based compensation	2,200,000	58,200	2,141,800	3680.1%
Total Salary, wages and payroll taxes	3,571,310	911,537	2,659,773	291.8%
Research and development	85,937	243,972	(158,035)	-64.8%
Professional fees:
Professional fees - other	760,908	486,736	274,172	56.3%
Stock based compensation – professional fees	748,000	55,000	693,000	1260.0%
Total Professional fees	1,508,908	541,736	967,172	178.5%
Selling, general and administrative expenses	853,077	290,014	563,063	194.2%
Depreciation and amortization	172,834	136,586	36,248	26.5%
Total operating expenses	6,192,066	2,123,845	4,068,221	191.5%

Loss from operations	(5,749,765)	(1,890,679)	(3,859,086)	204.1%
Other income (expense):
Interest income	10,082	506	9,576	1892.5%
Interest expense	(304,556)	(4,086)	(300,470)	7353.6%
Total other income (expense)	(294,474)	(3,580)	(290,894)	8125.5%
Net loss	$(6,044,239)	$(1,894,259)	$(4,149,980)	219.1%

Net Revenue. For the three months ended September 30, 2024 and 2023, revenues generated were $330,756 and $163,547, an increase of $167,209 or 102.2%. Comparable sales for Safe-Pro USA were $98,637 for the three months ended September 30, 2024 as compared to $58,590 for the same period in 2023, an increase of $40,047 or 68.4%. Comparable sales for Airborne Response were $227,745 for the three months ended September 30, 2024 as compared to $104,957 for the same period in 2023, an increase of $122,788 or 117.0%. Safe Pro AI had sales of $4,375, for the three months ended September 30, 2024, which related to the launch of Spotlight AI on July 1, 2024. The increase in revenue was attributable to an increase in recurring revenue from existing customers.

For the nine months ended September 30, 2024 and 2023, revenues generated were $1,281,399 and $640,062, an increase of $641,337 or 100.2%. Comparable sales for Safe-Pro USA were $751,031 for the nine months ended September 30, 2024 as compared to $519,728 for the same period in 2023, an increase of $231,303 or 44.5%. Comparable sales for Airborne Response were $525,992 for the nine months ended September 30, 2024 as compared to $120,334 for the same period in 2023, an increase of $405,658 or 337.1%. Safe Pro AI had sales of $4,375, for the nine months ended September 30, 2024, which related to the launch of Spotlight AI on July 1, 2024. The increase in revenue was attributable to two additional customers, which represented 44.7% of the total sales and an increase in recurring revenue from existing customers for the nine months ended September 30, 2024.

Cost of Revenue. During the three months ended September 30, 2024 and 2023, cost of revenues increased to $196,523 compared to $101,011, an increase of $95,422, or 94.4%. Gross profit margins were 40.6% and 38.2%, respectively. The increase in gross profit margins for the three months ended September 30, 2024 and 2023 were due to increased sales of manufactured product which has a higher gross profit. For the nine months ended September 30, 2024 and 2023, cost of revenue increased to $839,098, as compared to $406,896, for the same period in the prior year, an increase of $432,202 or 106.2%. Gross profit margins were 34.5% and 36.4%, respectively. The decrease in margin was attributable to an increase in sales for two new customers that represented 44.7% of our total sales for the nine months ended September 30, 2024, which was for non-manufactured product which has a lower gross profit margin. We expect our cost of revenues to continue to increase during fiscal 2024 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended September 30, 2024 and 2023 were $3,676,307 and $740,664, an increase of $2,935,643 or 396.4%. Total operating expenses for the nine months ended September 30, 2024 and 2023 of $6,192,066 and $2,123,845, an increase of $4,068,221 or 191.5%. Factors resulting in the increase are described more fully below.

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended September 30, 2024 and 2023 were $2,745,525 and $339,210, an increase of $2,406,315 or 709.4%. Total salaries, wages and payroll taxes for the nine months ended September 30, 2024 and 2023 were $3,571,310 and $911,537, an increase of $2,659,773 or 291.8%. The increases were primarily attributable stock-based compensation of $2,200,000 and $464,199, pursuant to new employment agreements, in preparation for the Company’s initial public offering.

Research and Development expenses were $0 and $91,537, for the three months ended September 30, 2024 and 2023, respectively, a decrease of $91,537 or 100.0%. Research and Development expenses were $85,937 and $243,972, for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $158,035 or -64.8%. The decrease is primarily attributable to the second quarter capitalization of development costs of $172,596 for the Company’s advanced artificial intelligence (“AI”) -powered object detection and data analysis and reporting tools for hyper-scalable, cloud-based processing of drone imagery, which was put in service on July 1, 2024.

Professional fees were $430,698 and $175,246 for the three months ended September 30, 2024 and 2023, respectively, an increase of $255,452 or 145.8%. The increase for the quarter is due to stock based compensation of $200,000. Professional fees were $1,508,908 and $541,736 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $967,172 or 178.5%. The increase for the nine months ended September 30, 2024 and 2023, was attributable to; an increase in non-cash expenses for share-based compensation of $603,000, audit related expenses of $251,675, investor relations of $53,372, public company expense of $27,125, director fees $12,789, other professional fees of $29,889, associated with the preparation of the Company’s initial public offering, offset by a decrease of legal fees of $10,678.

Selling, general and administrative expenses were $418,366 and $89,142 for the three months ended September 30, 2024 and 2023, respectively, an increase of $329,224 or 369.3%. Selling, general and administrative expenses were $853,077 and $290,014 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $563,063 or 194.2%. The increases for the three months ended September 30, 2024 and 2023, are indicative of the increase for the nine months ended September 30, 2024 and 2023, of $563,063 which is primarily attributable to increases in: advertising of $107,592, related to social media branding, employee benefits of $51,366, related to amended employment agreements, franchise taxes of $24,654, other selling, general and administrative costs of $22,866, variable costs which fluctuates to an increase in sales of $212,628 and D&O insurance of $17,708, offset by product costs incurred in the prior year of $30,531.

Depreciation and amortization expenses were $81,718 and $45,529 for the three months ended September 30, 2024 and 2023, respectively, an increase of $36,189, or 79.5%. For the nine months ended September 30, 2024 and 2023, depreciation and amortization costs were $172,834 and $136,586 respectively, an increase of $36,248, or 26.5%. The increase relates to the implementation of Spotlight AI on July 1, 2024, which resulted in its amortization with a useful life of five years of $36,000 at September 30, 2024.

We expect our expenses in each of these areas to continue to increase during fiscal 2024 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $143,382 compared to $1,566, during the three months ended September 30, 2024 and 2023 respectively, an increase of $141,816 or 9055.9%. Our total other expenses were $294,474 compared to $3,580, during the nine months ended September 30, 2024 and 2023 respectively, an increase of $290,894 or 8125.5%. For the nine months ended September 30, 2024, the increase is primarily attributed to an increase in interest expense related to convertible debt of $300,470, offset by an increase in interest income of $9,576 and an increase in interest expense of, from the three months ended September 30, 2023 of $151,898, which was further offset by an increase in interest income of $10,082.

Net Loss. We recorded a net loss of $3,685,456 for the three months ended September 30, 2024 as compared to a net loss of $679,784, for the three months ended September 30, 2023. We recorded a net loss of $6,044,239 for the nine months ended September 30, 2024 as compared to a net loss of $1,894,259, for the nine months ended September 30, 2023. The increase is a result of the factors as described above.

Consolidated Balance Sheet Data:

	September 30,	December 31,
	2024	2023	Change	%
	(Unaudited)
Cash	$2,334,715	$703,368	$1,631,347	231.9%
Property and equipment, net	323,834	320,928	2,906	0.9%
Current assets	3,349,635	1,273,908	2,075,727	162.9%
Total assets	5,476,549	3,430,199	2,046,350	59.7%
Current liabilities	1,049,187	1,416,729	(367,542)	-25.9%
Working capital (deficit)	2,300,448	(142,821)	2,443,269	1710.7%

Total liabilities	1,242,593	1,653,841	(411,248)	-24.9%
Additional paid in capital	17,099,117	8,597,147	8,501,970	98.9%
Accumulated deficit	(12,866,529)	(6,822,290)	(6,044,239)	88.6%
Total stockholders’ equity	$4,233,956	$1,776,358	$2,457,598)	138.4%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2024, we had a cash balance of $2,334,715 and working capital of $2,300,448.

Our current assets at September 30, 2024 increased by $2,075,727, or 162.9%, to $3,349,635 from $1,273,908, from December 31, 2023. The increases included cash of $1,631,347, accounts receivable of $58,141, inventory of $16,115 and prepaid expenses and other current assets of $370,124.

Our current liabilities at September 30, 2024 decreased to $1,049,187 from $1,416,729 or a decrease of $367,542, or 25.9% from December 31, 2023. The decrease is comprised of decreases in: convertible note payable, net of discount of $343,796, accrued compensation and benefits of $157,945, amounts due to related parties of $20,654, contract liabilities of $14,382, and was offset by increases in accounts payable of $64,661, accrued expenses of $103,122 and lease liabilities of $1,452.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2024 amounted to $3,065,107 and were primarily attributable to our net loss of $6,044,239, offset by depreciation and amortization expense of $222,630, stock-based compensation of $2,948,000 and amortization of debt discount of $208,006. Changes in operating assets and liabilities were reflected by increases in: inventory of $16,115, accounts receivable of $58,141, prepaid and other current assets of $370,124, accounts payable of $64,661, accrued expenses of $161,652, and was offset by decreases in: accrued compensation and benefits of $157,945, lease liabilities of $9,110 and contract liabilities of $14,382.

Net cash flows used in operating activities for nine months ended September 30, 2023 amounted to $1,752,025 and were primarily attributable to our net loss of $1,894,258 offset by depreciation and amortization expense of $178,323, stock-based compensation of $113,200 and lease costs of $1,882. Changes in operating assets and liabilities were reflected by increases in; accounts receivable of $318,236, inventory of $314, prepaid and other current assets of $20,193, contract liabilities of $34,855, accrued compensation of $55,971, accounts payable of $117,248, and offset by decreases in accrued expenses of $60,889.

Investing Activities

Net cash flows used in investing activities were $226,397 and $28,749, for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we purchased property and equipment of $53,801 and investment in intangible technologies of $172,596. For the nine months ended September 30, 2023, we purchased property and equipment of $28,749.

Financing Activities

Net cash flows provided by financing activities were $4,922,851 and $668,971 for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we had proceeds from the sale of convertible notes payable of $275,002, proceeds from the sale of common stock and warrants of $489,003, proceeds from our initial public offering of $4,179,500, proceeds from notes payable of $236,500, which were offset by repayments due to related party for $20,564 and repayments of notes payable of $236,500.

During the nine months ended September 30, 2023, we had proceeds from the sale of convertible notes payable of $989,250 offset by repayments due to related party for $320,679.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2024 to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate, to allow timely decisions regarding disclosures due to management identifying material weaknesses in internal controls over financials reporting related to (i) inventory control management; and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of September 30, 2024.

Due to our size and nature, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, we are implementing procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

Notwithstanding this conclusion, we believe that our unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

Except as set forth in the following sentence, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the quarter ended September 30, 2024, we engaged a third-party inventory control management consultant to assist us in implementing an inventory control management system. Additionally, we have designed and implemented new internal policies and procedures to address a prior material weakness related to revenue recognition cut-offs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all unregistered sales of securities made by us during the three months ended September 30, 2024:

July 2024 Promissory Notes

On July 12, 2024, we entered into promissory notes in the principal amount of $110,000, at an interest rate of 8% per annum that matures on the earlier of August 31, 2024 or five business days after the closing of our IPO with Sixth Borough Fund LP, an entity controlled by a principal of the representative of the underwriters in our IPO. On July 12, 2024, we entered into a promissory note in the aggregate principal amount of $16,500 at an interest rate of 8% per annum that matures on the earlier of August 31, 2024 or five business days after the closing of our IPO with an accredited investor. These notes were repaid subsequent to our IPO. These notes were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

August 2024 Common Stock Issued for Conversion of Convertible Notes and Accrued Interest

On August 27, 2024, we issued 252,666 shares upon the conversion of convertible debt of $750,002 and accrued interest of $58,531, at $3.20 per share, as pursuant to the respective notes and issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act.

August 2024 Common Stock Issued for Conversion of Preferred Stock

On August 28, 2024, we issued (i) 1,500,000 shares of common stock upon the conversion of 3,000,000 shares of Series A Preferred stock and (ii) 1,310,000 shares of common stock upon the conversion of 3,275,000 shares of Series B Preferred stock and issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

August 2024 Common Stock Issued for Compensation

On August 30, 2024, we issued 480,000 fully vested shares of common stock for compensation. The shares of common stock were valued at $2,400,000 and issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

October 2024 Common Stock Issued for Services

On October 4, 2024 we issued 29,999 fully vested shares of common stock for services. The shares of common stock were valued at $125,000, based upon the average volume weighted price of $4.28 per share in accordance with the Services Agreement and invoice dated September 9, 2024. and issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

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

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits
1.1	Underwriting Agreement between Safe Pro Group Inc. and Dawson James Securities, Inc. dated August 28, 2024 (incorporated by reference to Exhibit 1.1 of the Form 8-K filed September 4, 2024)

4.1	Common Stock Purchase Warrant issued to Underwriter on August 29, 2024 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed September 4, 2024)

4.2	Promissory Note between Safe Pro Group, Inc. and Jacson T. Long, dated July 11, 2024 (incorporated by reference to Exhibit 4.3 of the Form S-1 (file number 333-280599))

4.3	Promissory Note between Safe Pro Group, Inc. and Sixth Borough Fund LP, dated July 12, 2024 (incorporated by reference to Exhibit 4.4 of the Form S-1 (file number 333-280599))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contract or compensatory plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2024	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

