Form 10-K
period 2024-12-31
Safe Pro Group Inc.
filed 2025-03-31
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2025, the registrant had issued and outstanding 15,172,185 shares of common stock.

Documents Incorporated by Reference: Portions of this registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

References in this Form 10-K to “we”, “us”, “its”, “our” or the “Company” are to Safe Pro Group Inc., as appropriate to the context.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K includes forward-looking statements. These statements involve risks known to us, significant uncertainties, and other factors which may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by those forward-looking statements.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors.”

PART I

ITEM 1.	BUSINESS

Overview

Safe Pro Group was created to provide innovative security and protection products and has strategically acquired and assembled three business units focused on protecting those who protect us all. Our strategic emphasis is on the development of a software based ecosystem for analyzing drone imagery and data utilizing proprietary artificial intelligence (“AI”), machine learning, deep learning, and applied computer vision software for hyper scalable processing, analysis, and reporting. Our core capabilities include artificial intelligence/machine learning, mission critical drone services and the manufacturer of ballistic protective products. Safe Pro is led by a team of executives and subject matter experts drawn from the government and commercial sectors dedicated to assembling unique safety and security technologies for governments, enterprises, and NGOs enabling them to respond to evolving threats.

Our Products

We provide the following categories of product offerings and solutions to our customers:

Artificial Intelligence (“AI”) and Machine Learning (“ML”) Software Technology and Photogrammetry Analysis Tools.

Through our Safe Pro AI unit, we are developing technology geared towards the next generation of applications designed for the digital battlefield, specifically developing solutions for AI-driven defense modernization. We have developed an ecosystem of advanced AI-powered small object detection and data analysis and reporting tools for hyper-scalable, cloud-based (leveraging the hyperscale of Amazon Web Services or “AWS) or local real-time processing of drone imagery to extract actionable geospatial intelligence. Our machine learning, deep learning, and applied computer vision software technologies layer AI detection into advanced photogrammetry/mapping applications, specifically, the collection, processing, and analysis of aerial imagery captured by nearly any drone platform, both military and commercial-off-the-shelf (“COTS”). Safe Pro AI’s AI-powered analysis engine and software tools (collective referred to as “Safe Pro Object Threat Detection” or “SPOTD”) technology enable the rapid detection and identification of small objects present in drone-based images and video feeds and utilize that data and imagery to securely generate detailed, high resolution 2D/3D orthomosaic maps and real-time visual indications highlighting objects of interest. Delivered to end users as a detailed report or integrated seamlessly with military communication systems, ground vehicles, and C6ISR (Command, Control, Communications, Computers, Cyber, Combat Systems, and Intelligence, Surveillance, and Reconnaissance) frameworks, our AI data analysis tools, utilizing our robust proprietary datasets, can support humanitarian, government/military, enterprise, NGO and first responder markets by providing situational awareness and delivering actionable intelligence.

Currently, our patented software blends AI, machine learning and computer vision capabilities that enable rapid, automated cloud-based or local/edge-based processing of drone imagery for small object detection of threats such as landmines, unexploded ordnance (“UXO”), and other remnants of war. This current cloud system is called SpotlightAITM. As of March 2025, SpotlightAITM, powered by AWS, has processed over 1.2 million drone images and detected over 22,000 real-world explosive threats in Ukraine. Our software ecosystem supports a wide array of applications and use cases where the ability to rapidly analyze drone-based imagery can significantly improve geospatial situational awareness, operational effectiveness and safety such as:

●	Integrating with military mobile devices, vehicle displays, and tactical networks used by soldiers to provide access to real-time threat alerts, providing unmatched precision in navigating hazardous environments;

●	Allowing security and first responder personnel to detect items of interest including contraband or weapons at an incident location;

●

Providing enhanced border security through integrating with mobile devices, vehicle displays, and tactical networks used by border agents to provide access to real-time threat alerts, providing unmatched precision in navigating hazardous environments;

●	Detecting items of interest in applications where hazardous items and contraband can be detected on critical infrastructure such as roads or bridges which can indicate potentially hazardous conditions; and

●	Analyzing agricultural vegetation for growth or signs of crop damage, as well as collecting data to generate topographical maps

Bullet and Blast Resistant Personal Protection Equipment.

Through our subsidiary, Safe-Pro USA LLC, we are a specialist in the manufacturer of ultra-premium bullet and blast resistant protection equipment utilized by domestic and international customers in the military, law enforcement, and humanitarian/peacekeeping markets. We offer a full array of bullet and blast resistant personal protection equipment including complete Explosive Ordnance Disposal (“EOD”) Systems, demining aprons and bomb blankets, body armor & ballistic plates to government, security, law enforcement and first responders, as well as armor systems for ground vehicles and aircraft including helicopters. We have more than 30 years of combined experience in the U.S. defense industry with a proven expertise and strength in the design, engineering, and manufacture of advanced armor composites. All bullet and blast resistant protection equipment are proudly designed, engineered, and manufactured in the United States and meets or exceeds the United States Government and NATO standards including the latest U.S. National Institute of Justice (“NIJ”) and STANAG standards.

Aerial Managed Services and Mission-Critical Uncrewed Solutions.

Through our subsidiary, Airborne Response Corp., we provide a wide range of contracted aerial platform-based technology services predominantly using small Uncrewed Aircraft Systems (“UAS”) — commonly referred to as “drones.” This includes Drone as a First Responder (DFR), critical infrastructure inspection, storm and emergency response and other customized aerial remote sensing, sometimes combined with machine learning and artificial intelligence (“AI”) processing, to provide comprehensive data-driven insights and detailed reporting to allow our customers to improve decision making surrounding their core operations. Services offered include:

●	Drone as a First Responder (“DFR”) solutions providing autonomous drone operations in support of public safety, emergency management, security, critical infrastructure, and other rapid incident response and assessment needs.

●	Critical infrastructure inspection (ex: telecommunications networks and power grids) utilizing visual and/or IR thermal sensors.

●	Data capture, analytics and processing powered by machine learning and artificial intelligence (“AI”) to provide customers with comprehensive data-driven insights and reporting.

●	Aerial mapping of ground-based infrastructure and other targeted assets.

●	UAS-related training and consultation services.

●	Other customized and/or specialized services upon request by key customers.

●	Drone-based, aerial services are provided to customers across multiple industries including critical infrastructure, enterprises such as insurance, public utilities, and telecommunication network operators, state and local/municipal governments and agencies, and first responders including police, fire, and other public safety organizations.

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Due to our acquisitions, we are comprised of three principal operating units, each of which was acquired because they possess emerging technologies that can be leveraged together to create innovative new approaches to the development and sale of security and protective solutions for customers.

Safe-Pro USA LLC

On June 7, 2022, we completed the acquisition of Safe-Pro USA LLC (“Safe-Pro USA”). Safe-Pro USA was formed in Florida in November of 2008, and develops an array of unique products in development for, and marketed to, government, law enforcement and international humanitarian aid organizations seeking personal protective gear. As a manufacturer of bullet and blast resistant personal protection equipment, Safe-Pro USA LLC can rapidly prototype and customize solutions designed to meet mission requirements and budgets for a full array of personal protection equipment (“PPE”) including complete Explosive Ordnance Disposal (“EOD”) systems, demining aprons and bomb blankets to lightweight and body armor and ballistic plates. Safe-Pro USA LLC currently serves multiple international customers including a Canadian Humanitarian Aid organization and multiple U.S. government and law enforcement end-users.

Airborne Response Corp.

On August 29, 2022, we acquired the operations of Airborne Response LLC. Airborne Response LLC changed its name to Airborne Response Corp. (“Airborne Response”) and converted from a limited liability company to a corporation. Airborne Response currently serves an existing base of enterprise customers, including Florida Power & Light (“FPL”), Citizens Property Insurance Corporation, and Motorola Solutions under long-term contracts and was actively engaged in supporting state and local agency response, relief, and recovery efforts in the aftermath of Category 4 Hurricane Ian in October 2022. In November 2023, Airborne Response was awarded its first Drone as a First Responder (“DFR”) services contract by a city police department in South Florida under which, it provides operational support for law enforcement, public safety, and other first responders, assisting them to utilize advanced, U.S.-friendly (Blue-UAS) drone technologies for both “Blue Sky” normal business operations as well as “Gray Sky” rapid incident management and disaster response operations.

We currently maintain a fleet of eleven drones through Airborne Response Corp. In the aftermath of natural disasters when our clients require additional support, we bring on outside contractors that have obtained a Remote Pilot Certificate from the Federal Aviation Administration (FAA). These outside contractors supply their own drones to complete fieldwork that is then reviewed by the Airborne Response team. Further, we provide a system for imagery data from third-party drones operated by outside contractors to be uploaded and analyzed leveraging artificial intelligence and machine learning.

Safe Pro AI LLC

On March 9, 2023, we acquired the assets and intellectual property of Demining Development LLC, which was formed in New York on February 22, 2021. On August 30, 2023, the Company changed its name to Safe Pro AI LLC, (‘Safe Pro AI”). Safe Pro AI is a developer of artificial intelligence (“AI”), machine learning (“ML”) and computer vision systems technologies for the rapid processing and analysis of drone-based imagery. Safe Pro AI’s capabilities enable the rapid, automated processing of aerial imagery (collective referred to as “Safe Pro Object Threat Detection” or “SPOTD”) making it an ideal solution for several photogrammetry applications including demining, military, law enforcement and security as well as critical infrastructure inspection and agriculture. Powered by the Amazon Web Services (“AWS”) Cloud, Safe Pro AI’s technology, called SpotlightAITM, is initially being applied to the identification, classification, and clearance of landmines. The SPOTD technology is also integrated into a real-time, locally processed Window’s-based personal computer application called ONSITE which enables real-time visual indications and alerts of threats. Built with an extensive proprietary landmine and unexploded ordnance (“UXO”) dataset, Safe Pro AI and its SPOTD technology can rapidly detect and identify threats present in drone imagery, plot detections on maps, and relay precise GPS location and actionable reporting information to decision makers and ground personnel. This capability greatly increases situational awareness for soldiers as well helps address the scale and improve the efficacy of remediation efforts versus existing human and dog-based identification methods. Through the combination of AI, ML, and drone technologies, Safe Pro AI’s new solutions directly address the limitations of current mine/UXO threat detection and clearance methodologies which can be slow, expensive, and dangerous.

The Company intends to utilize its AI, ML and computer vision analysis and reporting technology to create and analyze large datasets for a number of uses outside of demining where it can uniquely be utilized to rapidly analyze imagery collected from drones to provide actionable intelligence on the area of interest through the creation of detailed, high resolution orthomosaic maps and real-time visual threat indications. It is currently building on over two years of real-world experience in Ukraine, expanding SPOTD into a broad array of military and defense markets where its integration into existing tactical hardware platforms (ex: the US Army’s Tactical Assault Kit or TAK system) can be used in force protection applications. For example, the Company’s SPOTD technology can integrate seamlessly with military communication systems, ground vehicles, and C6ISR (Command, Control, Communications, Computers, Cyber, Combat systems, Intelligence, Surveillance, and Reconnaissance) frameworks enabling soldiers to access real-time threat alerts on mobile devices, vehicle displays, and tactical networks, providing unmatched precision in navigating hazardous environments.

Our Growth Strategy

Safe Pro Group was created to invest in safety and security businesses and technologies that can be layered together to dramatically improve effectiveness of operations and provide actionable intelligence. Through this layered approach to the development and integration of advanced technologies in artificial intelligence, personal protective gear, and drone-based remote sensing technologies and services, Safe Pro Group can provide government/military/defense, NGOs and Enterprises with innovative solutions designed to respond to emerging threats. Today, Safe Pro Group is targeting multiple markets where its AI, personal protective gear, and aerial/drone-based services can synergistically support customers in government/military/defense, commercial, law enforcement and humanitarian aid sectors.

Highlighted Market Opportunities

Artificial Intelligence and Dataset Development

The Company intends to utilize Safe Pro AI’s technology, which enables the capture and rapid processing of large amounts of visual imagery to create new high-fidelity maps and data outputs utilizing AI and proprietary datasets for customers to analyze their existing data. These AI datasets and related software tools and reporting capabilities would help enterprise and government customers quickly assess the situation in agriculture fields, around critical infrastructure, sensitive facilities or any location of interest (ex: borders, ports, runways, etc.). Safe Pro AI’s product is specialized application of artificial intelligence in the large AI image analysis and recognition market, specifically focused on applying machine learning to the processing of drone-based imagery for object identification.

Landmine Detection and Remediation

The threat of anti-personnel landmines and/or unexploded ordnance is present in over 60 countries across Africa, the Middle East, South America, Southeast Asia, and throughout mainland China and Russia (source: Statista). The current methodology for the detection and remediation of landmines and UXO requires the use of specially trained personnel using handheld detectors and dogs which can be slow, expensive, and dangerous.

The Ukraine Crisis: In Ukraine, The World Bank, The Ukraine Rapid Damage and Needs Assessment, February 2024, estimates that more than 165,000 km2 or nearly 64,000 square miles, will require a non-technical survey to determine the level of contamination with land mines and unexploded ordinance. The non-technical survey is the first step in analyzing an area for contamination.

The Safe Pro Solution: To address this scale and scope of the demining challenge in both conflict and non-conflict zones, we utilize AI, ML and computer vision capabilities and drones to enable the rapid, automated processing of aerial and ground-based imagery to detect threats including landmines and UXO. Safe Pro AI’s software, called SpotlightAITM provides an efficient and scalable solution to detect, map, and categorize different types of landmines, UXO, and sub-munitions and other ERW (“Explosive Remnants of War”) on the surface, greatly enhancing the speed and accuracy with which a non-technical survey can be produced. This visual dataset can be uploaded to the Cloud or processed locally on a portable Window’s-based personal computer, to provide ground personnel with detailed, actionable intelligence about the location and type of hazard present, dramatically improving the efficiency, speed, and safety of any operation. As of March 2025, SpotlightAITM, powered by AWS, has processed over 1.2 million drone images and detected over 22,000 real-world explosive threats in Ukraine. Additionally, ground personnel can be equipped with an array of advanced personal ballistic protective equipment, thereby providing customers with a complete solution for the remediation of landmines and other hazardous remnants of war. Once an area is cleared, an additional survey can be done to evaluate the clearance efforts. We are currently providing Safe Pro AI’s technology to customers on a trial basis.

Force Protection for the Military

Operations by ground personnel (i.e., soldiers) are inherently dangerous. Troop movement, on foot or by vehicle, exposes soldiers and assets to the risk of a wide array of explosive threats including landmines, anti-personnel mines and improvised explosive devices (IEDs). Currently, we believe there are no well adopted real-time systems fielded to alert personnel to the presence of potentially deadly small threats.

The Safe Pro Solution: To address this gap in force protection and safety, we are utilizing our AI, ML and computer vision capabilities with drones to enable the real-time, automated processing of aerial imagery to detect and identify possible threats and use that information to provide enhanced force protection through better situational awareness. Utilizing our “Safe Pro Object Threat Detection” or “SPOTD” technology, we are seeking to provide potentially lifesaving “know before you go” information on discrete threats which may be present in the area of operations. The Company’s SPOTD technology can integrate seamlessly with military communication systems, ground vehicles, and C6ISR (Command, Control, Communications, Computers, Cyber, Combat systems, Intelligence, Surveillance, and Reconnaissance) frameworks. Acting like a back-up camera in modern automobiles, with SPOTD, soldiers can gain access to real-time threat alerts on mobile devices, vehicle displays, and tactical networks, providing unmatched precision in navigating hazardous environments. The capability is immediately synergistic with the increased utilization of technologies such as the Tactical Assault Kit (TAK) for restricted US Army/military users or Team Awareness Kit (TAK) for non-restricted government users, which facilitate real-time coordination between team members including the sharing of video feeds and/or mapping applications.

Aerial Managed Services

The adoption of drone-based remote sensing technology has been rapid, enabled by its ability to quickly capture and relay high-resolution visual information and data quickly and accurately. Beyond the use of drones in military applications, technology has increasingly been utilized in applications including by government and commercial enterprise markets. These commercial markets include a wide array of sectors including agriculture, real estate, insurance, and the inspection of critical infrastructure such as telecommunications towers, rail and roadways, bridges, and power and utility grids

In response to greater use of drones in security, law enforcement and public safety applications, the Company’s Airborne Response is developing Drone as a First Responder (“DFR”), a new service that can provide autonomous drone operations in support of public safety agencies, critical infrastructure providers, security firms, and other mission-critical sectors that will garner substantial value from the gathering of information and/or carriage of cargo via advanced uncrewed aerial platforms. Once fully deployed, this advanced network will offer rapid incident response and assessment, capturing, and relying real-time video and other relevant information to first responders for use in efficiently allocating resources and developing a response plan. We are currently under contract with the Florida Police Department and expect to deploy our DFR service this year.

Personal Protective Gear

In July 2023, Safe-Pro Group was awarded a Multiple Award Schedule (“MAS”) contract by the U.S. General Services Administration (“GSA”) for its Safe-Pro USA ballistic protection products. This contract will allow Federal, State and Local government customers and agencies to easily purchase its Explosive Ordnance Disposal (“EOD”) and Personal Protective Equipment (“PPE”) products through the GSA Schedule for their safety and security needs. The Government contract was awarded with an initial five (5) year term with three (3) extensions for five (5) years each for a maximum of twenty (20) years. The PPE market includes an array of product types including hard and soft products including plates and vests, each offering different levels of protection, primarily level IIA, level II, level IIIA, level III, level IV as determined by government and industry standards. Currently, the GSA has made one purchase of EOD and PPE. In October 2023, Safe-Pro USA was certified as a HUBZone small business concern by the U.S. Small Business Administration. The Historically Underutilized Business Zone (HUBZone) program’s purpose is to provide Federal contracting assistance for qualified small business concerns located in historically underutilized business zones, in an effort to increase employment opportunities, investment, and economic development. The HUBZone program includes unique access to certain federal government contracts, set-aside opportunities, and priority consideration in competitive procurements for certified companies in compliance with the Federal Acquisition Regulation (FAR). Recently, the Company introduced the “305 Pro” ultra-light and ultra-thin high-performance body amor product designed for law enforcement markets. The “305 Pro” in compliance with the latest National Institute of Justice (NIJ) publication, Ballistic Resistance of Body Armor, NIJ Standard 0101.07, specifies minimum performance requirements and test methods for the ballistic resistance of body armor used by U.S. law enforcement that is intended to protect the torso against handgun and rifle ammunition. It is a revision of National Institute of Justice (NIJ) Standard 0101.06, Ballistic Resistance of Body Armor, published in 2008.[1]

With respect to each of the above referenced product areas our market penetration is minimal. However, we believe that in each product area we are able to differentiate our services from our competitors such that we will be able to increase our market penetration.

Our Customers

We manufacture and sell our products and services globally to commercial/enterprise, government, military, and humanitarian aid organizations. Our customers include a Canadian Humanitarian Aid organization, as well as enterprises such as Florida Power & Light, Citizen’s Insurance and Motorola Solutions, and various State and municipal governments and agencies. We support customers under both multi-year contracts as well as individual purchase orders.

Under our contracts with Florida Power & Light (FPL), the principal electric utility in Florida, we, through our operating subsidiary, Airborne, provide UAS services related to the inspection of power poles and lines. The first contract is for the provision of UAS teams to inspect power lines and poles after a storm. This contract has a term beginning on March 25, 2024, and goes through December 30, 2026. Under this contract, FPL will call upon Airborne to respond and provide UAS teams after a storm. Airborne will be paid for having a team on standby, for one half day of work, or a full day of work. They are not obliged to call upon Airborne Response and there is no assurance that we will derive any income from this agreement. Under a previous version of this agreement, we were called upon and provided services to FPL in the aftermath of storms.

We also have contracts with FPL to provide UAS teams to inspect power lines and poles with respect to regular maintenance. Under this contract we receive a fee per pole inspected or per mile of power line inspected. The fee can vary depending upon the level of service selected. We have 4 such contracts with FPL covering 4 regions of Florida in FPL’s coverage areas. Pursuant to these contracts FPL is not obligated to call upon us and there is no assurance that we will derive any income from this agreement. The terms of these agreements are from August 25, 2023, through August 24, 2026 with a right to renew until August 24, 2028.

During the year ending December 31, 2024 and 2023, these contracts generated approximately $1,064,000 and $253,100, respectively in revenue for Airborne.

We believe our diversified customer base provides us with an opportunity to leverage our skills, experience and varied product lines across markets and reduces our exposure to a single end market. Additionally, we believe the diversity of our customer base is an important strength of our company.

Furthermore, we believe that the scale and scope of the conflict in Ukraine has created a significant near-term opportunity for several of our products and services, in particularly, our AI-powered, drone-based solution for the identification and locating of UXO and personal protective equipment (“PPE”) such as our Explosive Ordnance Disposal and Blast and Fragmentation protective suits. We believe our AI-powered capabilities and experience in the design and manufacture of PPE have positioned our company to compete effectively for a number of projects currently being proposed by various governmental organizations involved with land reclamation, remediation and reconstruction efforts in Ukraine including units of that country’s government as well as international humanitarian aid organizations such as the United Nations Development Programme, the HALO Trust and Norwegian People’s Aid, among others.

Our personnel have spent hundreds of days on the ground in Ukraine through more than a dozen trips to Europe and Ukraine, and we maintain a number of contractors based in Ukraine working with potential partners regarding both the deployment of our Spotlight AI technology for the detection of UXO and the sale of personal protective equipment including blast resistant suits and body armor.

Our personnel were featured in a segment aired on the PBS Newshour (https://www.pbs.org/video/russian-invasion-1694720956/) demonstrating our UXO detection capability in Ukraine and we regularly give demonstrations and training to various governmental and non-governmental organizations involved in demining efforts in Ukraine. In June 2023, the United Nations Development Programme (UNDP), in collaboration with the Ministry of Economy (MoEc) of Ukraine, invited us to participate in a pilot demonstration in Ukraine (Phase I). This initiative was designed to showcase innovative tools and methodologies utilizing Unmanned Aerial Vehicles/ Unmanned Ground Vehicles (UAV/UGV) systems to enhance land release efficiency in agricultural areas across Ukraine. Upon completing the Phase I demonstration, in May 2024, we received an invitation from the UNDP to participate in Phase II testing in Ukraine. We completed the Phase II testing in June 2024. In July 2024, we received a purchase order (P.O.) from the UNDP for a Phase III operation, specifically an active survey of 25 hectares of land at a contracted rate of $175 per hectare.

Supplier Concentration

The following table sets forth information for each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023

Barrday Corp.	$2,590	0.3%	$54,399	25.3%
Industries Bitossi Inc.	$-	-	$67,631	31.5%
Minelab Electronics	$181,600	22.9%	$-	-
Southeast Drone Technologies	$101,750	12.8%	$-	-

During the years ended December 31, 2024 and 2023, we purchased 35.7% of our inventory and services from two suppliers, Minelab Electronics and Southeast Drone Technologies and we purchased 56.8% of our inventory and services from two suppliers, Barrday Corp and Industries Bitossi, respectively. The loss of these suppliers may have a material adverse effect on our results of operations and financial condition. However, we believe that, if necessary, alternative vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Our Competition

As a combined, single organization, we compete in several industry segments including AI analysis, aerial managed services and body armor/personal protective equipment. Additionally, through our Safe Pro AI operation, we compete in the rapidly emerging AI-driven analytics market. Each of these industries are characterized by rapidly advancing technologies and material science, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, knowledge and proven expertise in conducting drone-based operations and in the fabrication of protective gear utilizing advanced materials including composites and ceramics, provide competitive advantages, we face potential competition from many different sources. These sources include both domestic and international manufacturers of body armor and protective gear (such as Armor Express, MIRA Safety, RTS Tactical, Spartan Armor Systems), providers of drone services (such as Phoenix Drone Services LLC, Cyberhawk, Sky-Futures, DroneDeploy, Terra Drone Corporation, AgEagle Aerial Systems Inc., Aerodyne Group, Aerial Drone Services Inc., Sharper Shape Inc., Arch Aerial LLC, Australian UAV Pty Ltd., Drone Services Canada Inc., Dronegenuity, and FlyGuys.) and a large number of software technology development organizations.

Many of our competitors may have significantly greater financial resources, and expertise in research and development, manufacturing, government contracting, obtaining regulatory approvals, and marketing than we do. These competitors may also compete with us in recruiting and retaining qualified software programmers, material engineers and fabricators and management personnel, as well as in acquiring technologies complementary to or necessary for our services. Smaller or early-stage companies may also prove to be significant competitors, particularly in regard to software development and software analytics through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of our products vary by sector:

●	In body armor and protective gear, efficacy, safety, convenience, and price are principal selection criterion. Product pricing can be a major competitive consideration in certain international markets where customers may consider lower-cost/lower performance foreign-manufactured product options are available instead of high-quality/higher-performance Made in America products. As such, we may not be able to compete solely on pricing and our ability to compete in this market will be dependent on customers prioritizing what we believe are higher quality and higher performance products.

●	In aerial managed services, proximity to infrastructure or location and flight crew availability are major competitive factors. We are currently focused solely on providing these services in Florida and, as such, we may only compete in this market and not expand into new markets in the near future.

●	In AI development, software development expertise and system design can have a significant impact on customer selection. Additionally, expertise in dataset collection and processing capabilities is critical. Our ability to compete in this market is dependent on our software continuing to stay current with new technologies and developments, which will require continued research and development in this area. As a smaller company, we may be unable to compete with larger and better financed entities in this market.

Research and Development

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

We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in our abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

Research and Development expenses were $90,372 and $373,655 for the two years ending December 31, 2024 and 2023, respectively, a decrease of $283,283 or 76%. The expenses were related to finite lived intangible asset, SpotlightAITM, which was put in service on July 1, 2024, decreasing costs for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had $1,088,645 of finite lived intangible assets, of which $845,800 represented SpotlightAITM, net Company’s development of advanced artificial intelligence (AI) powered object detection and data analysis and reporting tools for hyper-scalable, cloud-based processing of drone imagery.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third-party non-disclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology.

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. On November 19, 2024, we were granted out first patent from the United States Patent and Trademark Office (“USPTO”), for our technology that identifies, locates and maps explosives. The newly issued patent, US Patent No. 12,146,729 includes all 21 claims made in the Company’s original patent application entitled, “Systems and Methods for Detecting and Identifying Explosives.” These claims cover autonomous detection, identification, and labeling of explosives in orthomosaic images using AI processing of drone imagery. The patent expires in 2043. In December 2024, the Company filed a provisional patent application titled, “Object Detection Precision Enhancement Methods, Tools and Systems” which seeks intellectual property (IP) protection for the Company’s technology which utilizes drones and artificial intelligence and proprietary algorithms to reduce the false positive rate when identifying objects such as small explosives, landmines and unexploded ordnances. We may acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third parties’ patents. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

We also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights. We control access to and use of our software, technology and other proprietary information through internal and external controls, including contractual protection with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright, patent and trade secret laws. Despite our efforts to protect our software, technology and other proprietary information, unauthorized parties may still copy or otherwise obtain and use our software, technology and other proprietary information. In addition, we have expanded our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We may receive such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology similar to ours. As and/if we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe on our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, resulting in settlements or judgments that require payment of significant royalties or damages or require us to spend time and money developing non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe upon any third-party patents or other proprietary rights but will not and have never done so intentionally.

Regulation

Each of our operating subsidiaries is subject to different types of government regulation. We are not subject to any specific environmental regulation and do not incur any costs associated with compliance with any environmental regulation.

Safe-Pro USA LLC

Safe-Pro USA sells body armor and related protective personnel equipment. Exporting body armor from the United States involves compliance with various regulations governed by multiple federal agencies. These regulations are designed to control the distribution of military and dual-use items to ensure national security and foreign policy interests. The primary regulatory frameworks include the International Traffic in Arms Regulations (ITAR) the Export Administration Regulations (EAR) of the U.S. Department of Commerce, and trade sanctions regulations administered by the Office of Foreign Assets Controls of the U.S. Treasury Department.

1.	International Traffic in Arms Regulations (ITAR)

ITAR is administered by the U.S. Department of State, Directorate of Defense Trade Controls (DDTC) and applies to defense articles and services listed on the U.S. Munitions List (USML). Level IV body armor is classified as defense articles. They are listed under Category X (Protective Personnel Equipment) of the USML. Exporting ITAR-controlled items requires a license from the DDTC.

Currently, we do not export Level IV body armor. Our protective equipment is exported for the use of non-governmental organizations in humanitarian demining efforts. While we are not currently subject to these export regulations, we are registered with DDTC.

2.	Export Administration Regulations (EAR)

EAR is administered by U.S. Department of Commerce, Bureau of Industry and Security (BIS) and regulates dual-use items (commercial items with potential military applications) listed on the Commerce Control List (CCL). Body armor intended for civilian use or law enforcement are classified as dual-use items. NIJ (National Institute of Justice) level III body armor formerly on the USML is now under ECCN 1A613 and is exempt from export licensing. The license requirements are dependent upon an item’s technical characteristics, the destination, the end-use, and the end-user, and other activities of the end-user. Some exports may qualify for exceptions under specific conditions (e.g., shipments to certain friendly countries or under specific value thresholds).

3.	Office of Foreign Assets Control (OFAC) Regulations

OFAC is administered by the U.S. Department of the Treasury and regulates economic, and trade sanctions based on U.S. foreign policy and national security goals. OFAC limits or prohibits the export of certain items to countries, people and organizations. We do not export to Sanctioned Countries or Specially Designated Nationals for which a license would be required.

Additional Restrictions and Obligations

U.S. regulators may also impose new restrictions on previously non-controlled emerging or foundational items and technologies for which exports to countries such as China are deemed to present undesirable national security risks. Even without such legislative or regulatory action, we would be prohibited from exporting our products to any foreign recipient if we have knowledge that a violation of U.S. export regulations has occurred, is about to occur or is intended to occur in connection with the item. We maintain compliance with these various regulations by employing consultants with specific knowledge of ITAR and EAR compliance.

Safe Pro AI LLC

There is currently no state or federal regulation regarding the development of artificial intelligence or machine learning tools. Safe Pro AI does not collect personal identifiable information and is not subject to laws and regulations governing such as the California Consumer Privacy Act. Safe Pro AI’s primary product, SpotlightAI, is accessed through the web on a subscription basis. The subscription does not give a subscriber access to the code, only the right to the output of processed information. The code is executed on servers located in the United States and is not exported.

Regulations Relating to Drone Services

The UAS-based services we offer to customers within the United States are limited by federal laws and rulemaking, including the commercial drone regulations (Part 107) adopted by the U.S. Federal Aviation Administration (the “FAA”) at the end of August 2016. Our ability to develop and provide new services for use in the United States will be limited by federal law and regulations, which can be slow and subject to delays based on political turnover and disruptions in federal funding, among other reasons. The Part 107 rules limit the altitude, available airspace and weight of a drone and also requires the certification of remote pilots that can operate a drone for commercial purposes in the United States. We, or our customers, may seek waivers from the Part 107 rules for expanded operations; however, the processing of waivers is lengthy and uncertain. Political limits on the ability to issue new regulations could slow the growth of this market.

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-kickback laws and regulations in other places where we do business. These laws and regulations generally prohibit companies and their intermediaries from offering or making improper payments to governmental, political and certain international organization officials for the purpose of obtaining, retaining or directing business. Our exposure for violating these laws and regulations increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

In addition, we are subject to, or are expected to facilitate our customers’ compliance with, environmental, health and safety laws and regulations in each of the jurisdictions in which we operate or sell our products. These laws and regulations govern, among other things, the handling and disposal of hazardous substances and wastes, employee health and safety and the use of hazardous materials in, and the recycling of, our products.

Environmental Matters

Our operations are subject to a variety of federal, state and local laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation and disposal of hazardous materials and wastes; the restoration of damage to the environment; and health and safety matters. We believe that our operations are in material compliance with these laws and regulations. We incur expenses in complying with environmental requirements and could incur higher costs in the future as a result of more stringent requirements that may be enacted.

Some environmental laws, such as the U.S. federal Superfund law and similar state laws, can impose liability, without regard to fault, for the entire cost of the cleanup of contaminated sites on current or former site owners and operators or parties who sent waste to such sites. Based on currently available information, we do not believe that environmental matters will have a material adverse effect on our business, operating results or financial condition; however, we could incur substantial additional costs in the future as a result of any additional obligations imposed or conditions identified at these or other sites in the future.

Employees

As of December 31, 2024, we employed eleven full-time employees, two part time employees, and seventeen independent contractors. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. Certain employees are subject to contractual agreements that specify requirements regarding confidentiality and restrictions on working for competitors, as well as other standard matters.

Certain of our employees are licensed to fly our drones. Currently, two part-time employees of our subsidiary, Airborne Response Corp., are licensed drone operators with FAA Part 107 Remote Pilot Certificates. Employees of our remaining subsidiaries, Safe Pro AI LLC and Safe-Pro USA LLC, are not required to be licensed pilots, as neither subsidiary operates drones.

Properties

We do not own any real property. We currently rent our executive office space in Aventura, Florida, which also houses employees of our Airborne Response business unit. We also lease a 7,000 sq. ft. facility located in Hialeah, Florida that is used for the manufacturing operations of our Safe-Pro USA business unit. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. The risks described below include all the material risks to investors in this report that are known to our company. You should carefully consider such risks before participating in this report. Our business, financial condition and results of operations could be materially harmed by these risks. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this prospectus, including our financial statements and the related notes included elsewhere in this prospectus.

Risks Related to Our Business and Industry

We lack an established operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in profits.

While Safe-Pro USA LLC has conducted business operations since 2008, Airborne Response Corp. has conducted business operations since 2016, and Safe Pro AI LLC has conducted business since 2021, they were later combined under Safe Pro Group on June 7, 2022, August 29, 2022, and March 9, 2023, respectively. We have a limited operating history as a consolidated company upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses, and difficulties. Such risks include:

●	the absence of an operating history in our current business and at our current scale;

●	our ability to raise capital to develop our business and fund our operations;

●	expected continual losses for the foreseeable future;

●	our ability to anticipate and adapt to developing markets;

●	acceptance by customers;

●	limited marketing experience;

●	competition from competitors with substantially greater financial resources and assets;

●	the ability to identify, attract and retain qualified personnel; and

●	reliance on key personnel.

Because we are subject to these risks, and the other risks discussed below, you may have a difficult time evaluating our business and your investment in our company.

We incurred net losses for the in the years ended December 31, 2024, and 2023, we cannot assure you as to when, or if we will become profitable and generate positive cash flows.

For the years ended December 31, 2024 and 2023, revenue has increased $1,251,458 or 126.4%. While the Company anticipates continuing this trend, we have no assurances this will continue. We have incurred significant net losses since our inception. For the years ended December 31, 2024, and 2023, we have incurred net losses of $7,428,461 and $6,314,649, respectively. As of December 31, 2024, we had an accumulated deficit of $14,250,751. If our revenue grows more slowly than is currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful in increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products and services. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event, we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we can achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact on our financial condition and significantly reduce the value of our common stock.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2024, we had cash on hand of $1,970,719. If cash on hand, cash generated from operations, and the net proceeds from our IPO are not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financing. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or considering specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

Our losses from operations could continue to raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We do not have sufficient existing cash and cash equivalents, without giving effect to the proceeds from our IPO, to support operations for at least one year following the date our consolidated financial statements. Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of December 31, 2024, stating that our recurring losses and cash used from operations since inception and required additional funding to finance our operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we could be forced to delay the implementation of our business plan, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Future financial statements may continue to disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

As we take steps in the commercialization and marketing of our products and technologies or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Raising capital in the future could cause dilution to our existing shareholders and may restrict our operations or require us to relinquish rights.

In the future, we may seek additional capital through a combination of private and public equity offerings, debt financing and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration or strategic alliance arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams or product candidates on terms that are not favorable to us.

Rapid technological change in our market and/or changes in customer requirements could cause our products to become obsolete or require us to redesign our products, which would have a material adverse effect on our business, operating results and financial condition.

The market for our products is characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changing customer demands and evolving industry standards, any of which can render existing products obsolete. We believe that our future success will depend in large part on our ability to develop new and effective products in a timely manner and on a cost-effective basis. As a result of the complexities inherent in our products, major new products and product enhancements can require long development and testing periods, which may result in significant delays in the general availability of new releases or significant problems in the implementation of new releases. In addition, if we or our competitors announce or introduce new products our current or future customers may defer or cancel purchases of our products, which could materially adversely affect our business, operating results and financial condition. Our failure to develop successfully, on a timely and cost-effective basis, new products or new product enhancements that respond to technological change, evolving industry standards or customer requirements, would have a material adverse effect on our business, operating results and financial condition.

Product development is a long, expensive and uncertain process, and our failure to develop marketable products in our various markets could adversely affect our business, prospects and financial condition.

The development of our technologies and products, particularly for our AI based UXO detection software, is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such an investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in our abandonment of product commercialization, substantially increase the costs of development and negatively affect our results of operations.

We compete with companies that have significantly more resources for their research and development efforts than we have or have received government contracts for the development of new products.

A number of our competitors have received considerable funding from the government or government-related sources to develop various technologies or products. Most of these organizations and many of our other competitors have greater financial, technical, manufacturing, marketing and sales resources and capabilities than we do. In addition, with respect to products we are developing for certain markets, we anticipate increasing competition because of industry consolidation, which has enabled companies to enhance their competitive position and ability to compete against us. These organizations also compete with us to:

●	attract parties for acquisitions, joint ventures or other collaborations;

●	license proprietary technology that is competitive with the technology we are developing;

●	attract funding; and,

●	attract and hire talented and other qualified personnel.

Our competitors may succeed in developing and commercializing products earlier than we do. Our competitors may also develop products or technologies that are superior to those we are developing and render our technology candidates or technologies obsolete or non-competitive. If we cannot successfully compete with new or existing products and technologies, our marketing and sales will suffer, and our financial condition would be adversely affected.

Successful technical development of our products does not guarantee successful commercialization.

Even if we successfully complete the technical development for one or all of our product development programs, we may still fail to develop a commercially successful product for a number of reasons, including, among others, the following:

●	failure to obtain the required regulatory approvals for their use;

●	prohibitive production costs;

●	competing products;

●	lack of innovation of the product;

●	continuing technological changes in the market rendering the product obsolete;

●	failure to scale up our operations sufficiently to satisfy demand for our products;

●	ineffective distribution and marketing;

●	lack of sufficient cooperation from our partners; and

●	demonstrations of the products not aligning with or meeting customer needs.

Although we have sold our Safe-Pro USA and Airborne Response products and services, our success in the market for the products we develop will depend largely on our ability to prove our products’ capabilities. Upon demonstration, our products may not have the capabilities they were designed to have or that we believed they would have. Furthermore, even if we do successfully demonstrate our products’ capabilities, potential customers may be more comfortable doing business with a larger, more established, more proven company than ours. Moreover, competing products may prevent us from gaining wide market acceptance of our products. We may not achieve significant revenue from new product investments for a number of years, if at all.

Product quality problems, defects, errors or vulnerabilities in our products could harm our reputation and adversely affect our business, financial condition, results of operations and prospects.

We may experience quality control problems in our manufacturing operations. We produce complex products that incorporate advanced materials and technologies and that we believe to be state-of-the-art for our industry. Despite our testing prior to their release, our products may contain undetected defects or errors, including design, manufacturing or quality issues, especially when first introduced or when new versions are released. Product defects or errors in the future could affect the performance of our products and could delay the development or release of new products or new versions of products. In addition, undetected quality problems may prompt unexpected product returns and adversely affect warranty costs. Allegations of unsatisfactory performance could cause us to lose revenue or market share, damage our reputation in the market and with customers, and increase our warranty costs and related returns, which could negatively impact our gross margins, cause us to incur substantial costs in redesigning the products, cause us to lose significant customers, subject us to liability for damages or divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. In terms of potential product liability lawsuits, we maintain a commercial general liability policy for all products produced by its Safe-Pro USA subsidiary.

If we lose our rights to use software we currently license from third parties, we could be forced to seek alternative technology, which could increase our operating expenses and could adversely affect our ability to compete.

We license certain software for our products from a third party, generally on a non-exclusive basis. While currently, the license costs has not been material, we expect this to change. As revenue increases the costs of the licenses to support the revenue will increase as well. The termination of any of these licenses, or the failure of the licensors to adequately maintain or update their software, could delay our ability to ship our products while we seek to implement alternative technology offered by other sources and could require significant unplanned investments on our part if we are forced to develop alternative technology internally. In addition, alternative technology may not be available to us on commercially reasonable terms from other sources. In the future, it may be necessary or desirable to obtain other third-party technology licenses relating to one or more of our products or relating to current or future technologies to enhance our product offerings. There is a risk that we will not be able to obtain licensing rights to the needed technology on commercially reasonable terms, or at all.

We are dependent upon our distributors in certain jurisdictions to provide localized support and other local services which assist us in avoiding certain costs and investments.

We currently sell a number of our body armor products in certain markets through distributors, allowing us to avoid certain costs relating to operating in those markets, including but not limited to local support costs, costs of maintaining a local legal entity, administration costs and logistics. If we choose or are required to sell direct in these markets (due to customer preference, termination of a distributor relationship or other reasons), the cost advantages described will no longer be available to us, which could result in an increase in our operating costs.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

We rely on a limited number of suppliers for the raw materials and hardware components necessary to manufacture our products. We do not have any long-term agreements with any of our suppliers that oblige them to continue to sell their materials or products to us. Our reliance on these suppliers involves significant risks and uncertainties as to whether our suppliers will provide an adequate supply of the required raw materials, component parts, and products. Lead-times for limited-source materials and components can be as long as six months, vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. During the COVID-19 pandemic, shortages in allocations of components and materials resulted in delays in receiving materials. Shortages and delays in obtaining components and materials in the future could impede our ability to meet customer orders. In addition, as the demand for these components and other products increases, it is likely that the price of these components and materials will increase. If we are unable to obtain the raw materials or components used in our products, we may not be able to deliver our products on a timely or cost-effective basis, which could cause our customers to terminate their contracts with us, increase our costs and materially harm our business, results of operations, and financial condition. Furthermore, if our suppliers are unable or unwilling to supply the raw materials or components we require, we will be forced to locate alternative suppliers and possibly redesign our products to accommodate materials or components from alternative suppliers. This would likely cause significant delays in manufacturing and shipping our products to customers and could materially harm our business.

Our dependence and exposure on component suppliers are heightened when we introduce new products. New products frequently include materials components that we do not use in other product lines. When we introduce new products, we must secure reliable sources of supply for those products at volumes that will be dictated by end-customer demand. Demand is often difficult to predict until the new product is better established. Constraints in our supply chain can slow the progress of new product rollouts, adversely affecting our business, results of operations and financial condition.

However, should we experience delays in getting the raw materials required for the production of our products, we believe we will be able to source additional suppliers that have the ability to supply the materials needed. We believe the use of these alternative suppliers can mitigate the risk of disruption if we are unable to obtain materials from our primary suppliers, but we will not be able to eliminate all delays if we are required to source new suppliers without notice.

Our potential customers for our Safe-Pro USA products are likely to include U.S. Government or Government-related entities that are subject to appropriations by Congress. Reduced funding for defense procurement and research and development programs would likely adversely impact on our ability to generate revenues.

We anticipate that a significant portion of our revenue to be derived from our ballistic protection products and a substantial percentage of our revenue to be derived from those product sales, at least in the near term, will come from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs in which we may seek to participate, and contracts for tethered aerostats and drones or microwave radios, must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we are seeking to participate, or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense, communications, and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

Opportunities for expanded uses of our drone-based services in the United States are limited by federal and state laws and rulemaking.

The UAS-based services we offer to customers within the United States are limited by federal laws and rulemaking, including the commercial drone regulations (Part 107) adopted by the U.S. Federal Aviation Administration (the “FAA”) at the end of August 2016. Our ability to develop and provide new services for use in the United States will be limited by federal law and regulations, which can be slow and subject to delays based on political turnover and disruptions in federal funding, among other reasons. The Part 107 rules limit the altitude, available airspace and weight of a drone and also requires the certification of remote pilots that can operate a drone for commercial purposes in the United States. We, or our customers, may seek waivers from the Part 107 rules for expanded operations; however, the processing of waivers is lengthy and uncertain. Political limits on the ability to issue new regulations could slow the growth of this market.

Rapidly evolving technological advances in aviation, aerospace, automation, and/or remote sensing may reduce demand for some of our service offerings.

As technology improves, the capabilities surrounding the tools we use may render some of our service offerings obsolete. The regulatory and technological environment may evolve to the point where demand for remote pilots’ services are detrimentally impacted, resulting in a reduction in demand for our aerial-based services.

One of our key customers may bolster its in-house aerial drone capabilities, thereby reducing dependency on our services.

During the years ended December 31, 2024 and 2023, UAS services provided to Florida Power & Light (FPL) represented approximately 49.0% and 27.6%, respectively, of our overall revenue. Our contract with FPL allows them to call upon us to provide UAS services under defined criteria at a defined price. While FPL maintains their own UAS fleet, it is currently not large enough to cover their entire Florida service area, particularly in times of natural disasters. Therefore, they call upon Airborne Response to provide services from time to time. However, should FPL decide to expand their in-house UAS fleets and flight teams, they would have a diminished need for our services, thereby reducing our revenue.

Some of our products may be subject to government regulations pertaining to exportation, which may limit the markets in which we can sell some of our products.

International sales of certain of our products, including our ballistic protection equipment and AI products, may be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected. The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues, as well as increase our operating costs. Members of management are registered with the Defense Trade Controls Compliance (“DTCC”) program with the United States Department of State and maintains relations with additional subject matter experts on the topic of ITAR and international export controls. Currently, our sales do not require us to be registered with the DTCC, but sales of future products may require registration with DTCC. If in the future we are required to have personnel registered with the DTCC for new business opportunities, and if we lose such personnel, we will be unable to pursue such new business.

Economic conditions in the U.S. and worldwide could adversely affect our revenues.

Our revenues and operating results depend on the overall demand for our products and services. If the U.S. and worldwide economies weaken, either alone or in tandem with other factors beyond our control (including war, political unrest, pandemic, shifts in market demand for our services, actions by competitors or other causes), we may not be able to maintain or expand the growth of our revenue.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

During the years ended December 31, 2024 and 2023, approximately 19.3% and 33.6%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other parties that can market and sell our products in foreign jurisdictions. Supporting our distributors operating in international markets may require significant resources and management attention and may subject us to regulatory, economic and political risks that are different from those in the United States. While our Safe-Pro USA subsidiary has operating experience in some international markets, we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other international markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

●	the need and expense to localize and adapt our products for specific countries, including translation into foreign languages, and ensuring that our products enable our customers to comply with local telecommunications industry laws and regulations, some of which are frequently changing;

●	data privacy laws which require that customer data be stored and processed in a designated territory;

●	difficulties in staffing and managing foreign operations, including employee laws and regulations;

●	different pricing environments, longer sales cycles and longer accounts receivable payment cycles, and collections issues;

●	new and different sources of competition;

●	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

●	laws and business practices favoring local competitors;

●	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations;

●	increased financial accounting and reporting burdens and complexities;

●	restrictions on the transfer of funds;

●	our ability to repatriate funds from abroad without adverse tax consequences;

●	adverse tax consequences, including the potential for required withholding taxes;

●	fluctuations in the exchange rates of foreign currency in which our foreign revenues or expenses may be denominated;

●	changes in trade relations and trade policy, including the status of trade relations between the United States and China, and the implementation of or changes to trade sanctions, tariffs, and embargoes;

●	public health crises, such as epidemics and pandemics, including COVID-19; and

●	unstable regional and economic political conditions in the markets in which we operate.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Some of our customers also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our customers are not able to successfully manage these risks, which could adversely affect our business.

Geopolitical and macroeconomic events and conditions could adversely affect our business, operating results, financial condition and cash flows.

Our business is sensitive to geopolitical and security issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls and other trade restrictions, which can affect the demand for our products and services, the ability to sell our products and services, and disrupt our supply chain, all of which could adversely affect our business.

Global conflicts, including Russia’s invasion of Ukraine, have significantly elevated global geopolitical tensions and security concerns. In addition, the U.S. Government and other nations have implemented broad economic sanctions and export controls targeting Russia, which, combined with the Ukraine conflict, has indirectly disrupted the global supply chain and increased pressures on certain resources. The Ukraine conflict also has increased the threat of malicious cyber activity from nation states and other actors.

Heightened levels of inflation and the potential worsening of macro-economic conditions, including slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates and currency fluctuations, present a risk for us, our suppliers and the stability of the broader defense industrial base. If we are unable to successfully mitigate the impact of inflation, our profits, margins and cash flows, particularly for existing fixed-price contracts, may be adversely affected. Although we believe defense spending is more resilient to adverse macro-economic conditions than many other industrial sectors, our suppliers and other partners, many of which are more exposed to commercial markets or have fewer resources, may be adversely impacted to a more significant degree than we are by an economic downturn, which could affect their performance and adversely impact on our operations. In addition, macroeconomic conditions could cause budgetary pressures for our government customers resulting in reductions or delays in spending, which could adversely impact our business.

We intend to pursue strategic transactions in the future, which could be difficult to implement, disrupt our business or change our business profile significantly.

We intend to continue to pursue potential strategic transactions, which could involve acquisitions of businesses or assets, joint ventures or investments in businesses, products or technologies that expand, complement or otherwise relate to our current or future business. We also intend to consider, from time to time, opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. However, we may be unable to find suitable acquisition candidates or other suitable partners or products or may be unable to complete acquisitions or strategic transactions on favorable terms, if at all. For example, while the historical financial and operating performance or an acquisition or joint venture partner are among the criteria we evaluate in determining which acquisition or joint venture targets to pursue, there can be no assurance that any business or assets we acquire or contract with will continue to perform in accordance with past practices or will achieve financial or operating results that are consistent with or exceed past results. Any such failure could adversely affect our business, financial condition or results of operations.

In addition, any completed acquisition or other transaction may not result in the intended benefits for other reasons and any completed acquisition or other transaction will create or involve a number of other risks such as, among others:

●	the need to integrate and manage the businesses and products acquired with our own business and products;

●	additional demands on our resources, systems, procedures and controls;

●	disruption of our ongoing business; and

●	diversion of management’s attention from other business concerns.

Moreover, these transactions could involve:

●	substantial investment of funds or financings by issuance of debt or equity securities that could result in dilution to our stockholders, impacting our ability to service our debt within scheduled repayment terms or include covenants or other restrictions that would impede our ability to manage our operations;

●	substantial investment with respect to technology transfers and operational integration; and,

●	the acquisition or disposition of product lines or businesses.

Also, such activities could result in one-time charges and expenses and have the potential to either dilute the interests of existing stockholders or result in the issuance of or assumption of debt.

Such acquisitions, investments, joint ventures or other business collaborations may involve significant commitments of financial and other resources of our company. Any such activity may not be successful in generating revenue, income or other returns to us, and the resources committed to such activities will not be available to us for other purposes. Moreover, if we are unable to access capital markets on acceptable terms or at all, we may not be able to consummate acquisitions or may have to do so on the basis of a less than optimal capital structure. Our inability to (i) take advantage of growth opportunities for our business or for our products or (ii) address risks associated with acquisitions or investments in businesses may negatively affect our operating results. Additionally, any impairment of goodwill or other intangible assets acquired in an acquisition or in an investment or charges to earnings associated with any acquisition or investment activity may materially reduce our earnings. These future acquisitions or joint ventures may not result in their anticipated benefits, and we may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations or combine personnel and cultures. Failure to do so could deprive us of the intended benefits of those acquisitions.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited, and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues for us. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management’s attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition and the value of our brand and other intangible assets.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property and technologies. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. We have filed an international patent application, and many companies have had difficulty protecting their proprietary rights in foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

The patent process is subject to numerous risks and uncertainties and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following:

●	there can be no guarantee that any patents will issue from pending patent applications or future patent applications, if any, and there can be no guarantee that any issued patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are complex and often uncertain and are subject to change that can affect validity of patents issued under previous legal standards, particularly with respect to the law of subject matter eligibility;

●	patents that may be issued or licensed may be challenged, invalidated, declared unenforceable, or circumvented, or otherwise may not provide any competitive advantage;

●	our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets;

●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns;

●	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent, or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

In addition, the United States Patent and Trademark Office and patent offices in other jurisdictions have often required that patent applications concerning software inventions be limited or narrowed substantially and often reject or restrict patent applications that are found to be directed to merely abstract ideas, thereby potentially limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on our pending patent applications, patents that may be licensed exclusively to us, and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications, or published literature that may affect our business by blocking our ability to commercialize our products, preventing the patentability of products or services by us or our licensors, or covering the same or similar technologies that may invalidate our patent applications, limit the scope of our future patent claims or adversely affect our ability to market our products and services.

In addition to our pending and issued patent applications, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Patent protection and other intellectual property protection are crucial to the success of our business and prospects, and there is a substantial risk that such protection will prove inadequate.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

We do not believe our product technologies infringe the proprietary rights of any third party, but claims of infringement are becoming increasingly common, and third parties may assert infringement claims against us. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patents or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for or otherwise restrict our use of the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission, and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

We do not carry insurance against all potential risks and losses, and our insurance might be inadequate to cover all of our losses or liabilities or may not be available on commercially reasonable terms.

We have limited, and potentially insufficient, insurance coverage for expenses and losses that may arise in connection with the quality of our products, property damage, work-related accidents and occupational illnesses, natural disasters, and environmental contamination. In addition, we have no insurance coverage for loss of profits or other losses caused by the death or incapacitation of our senior management. As a result, losses or liabilities arising from these or other such events could increase our costs and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We intend to reevaluate the purchase of insurance, policy limits and terms annually or when circumstances warrant from time to time. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions than we could obtain now. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable, and we may elect to continue to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in certain jurisdictions, which might severely impact on our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

●	designing and developing products using advanced and unproven technologies and drones in intelligence and homeland security applications that are intended to operate in high demand, high risk situations; and,

●	designing and developing products to collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion, and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances, but not in others. We are not able to maintain insurance to protect against all operational risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

AI and ML technologies and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs. Other companies may develop AI and/or ML products and technologies similar or superior to our technologies, or more cost-effective to deploy. Other companies may also have or obtain patents or other proprietary rights that would prevent or interfere with our ability to make, use, or sell our own AI and ML products and services. In addition, governments have passed laws and are likely to pass additional laws regulating AI and ML software technologies and associated intellectual property. Laws and regulations focused on the development, use, protection, and provision of AI and ML technologies and other digital products and services could result in regulatory actions or compliance costs.

If a successful product liability claim was made against us, our business could be seriously harmed.

Our agreements with our customers typically, although not always, contain provisions designed to limit our exposure to potential product liability claims. Despite this, it is possible that these limitations of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. We have not experienced a material product liability claim to date; however, the sales and support of our products may entail the risk of those claims, which are likely to be substantial in light of the use of our products in critical applications. A successful product liability claim could result in significant monetary liability for us and could seriously harm our business.

If we are unable to recruit and retain key management, technical and sales personnel, our business will be negatively affected.

For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. The failure to recruit additional key personnel when needed with specific qualifications and on acceptable terms or to retain good relationships with our partners might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. The loss of any members of our management team may also delay or impair the achievement of our business objectives and result in business disruptions due to the time needed for their replacements to be recruited and become familiar with our business. We face competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, results of operations and prospects.

We engage a significant number of independent contractors in our operations, particularly in our research and development efforts, for whom we do not pay or withhold any federal, state or provincial employment tax. There are a number of different tests used in determining whether an individual is an employee, or an independent contractor and such tests generally take into account multiple factors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our independent contractors. Although we believe we have properly classified our independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities of a foreign government may determine that we have misclassified our independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties. If we are required to pay employer taxes or pay federal withholding with respect to prior periods with respect to or on behalf of our independent contractors, our operating costs will increase, which could adversely impact our business, financial condition, results of operations and prospects.

The control deficiencies in our internal control over financial reporting may, until remedied, cause errors in our financial statements or cause our filings with the SEC to not be timely.

At the end of the period December 31, 2024, our certifying officers concluded that the Company’s disclosure controls and procedures were not effective. We believe our disclosure controls and procedures were and remain not effective due to; (i) a lack of segregation of duties within accounting functions, (ii) need for the establishment of an integrated accounting and manufacturing inventory ERP cloud-based software, in order to effectively track the movement of our inventory and add a layer of internal control for transaction approvals. Should we not remedy our internal control over financial reporting or disclosure controls and procedures, there may be errors in our financial statements that could require a restatement, or our filings may not be timely made with the SEC. We have implemented additional policies and procedures to remedy our effectiveness and have actively started pursuing upgrading our accounting software, however, until we raise sufficient capital resources, to invest in accounting software and add personnel for the segregation of duties, we may not achieve our desired objectives. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

Risks Relating to our Common Stock

A sustained, active trading market for our common stock may not be maintained, which may limit investors’ ability to sell shares at all or at an acceptable price.

As we are in our early stage of development, an investment in our Company will likely require a long-term commitment, with no certainty of return. We cannot predict whether an active market for our shares of common stock will ever develop or be sustained in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and,

●	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The lack of an active market impairs your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares of common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of common stock and may impair our ability to acquire additional assets by using our shares of common stock as consideration.

Our stock price may be volatile, which could result in substantial losses to investors and litigation.

In addition to changes to market prices based on our results of operations and the factors discussed elsewhere in this “Risk Factors” section, the market price of and trading volume for our common stock may change for a variety of other reasons, not necessarily related to our actual operating performance. The capital markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In addition, the average daily trading volume of the securities of small companies can be very low, which may contribute to future volatility. Factors that could cause the market price of our common stock to fluctuate significantly include:

●	the results of operating and financial performance and prospects of other companies in our industry;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements of innovations, increased service capabilities, new or terminated customers or new, amended or terminated contracts by our competitors;

●	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	lack of securities analyst coverage or speculation in the press or investment community about us or market opportunities in the defense industry;

●	changes in government policies in the United States and, as our international business increases, in other foreign countries;

●	changes in earnings estimates or recommendations by securities or research analysts who track our common stock or failure of our actual results of operations to meet those expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	any lawsuit involving us, our services or our products;

●	arrival and departure of key personnel;

●	sales of common stock by us, our investors or members of our management team; and,

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural or man-made disasters.

Any of these factors, as well as broader market and industry factors, may result in large and sudden changes in the trading volume of our common stock and could seriously harm the market price of our common stock, regardless of our operating performance. This may prevent you from being able to sell your shares at or above the price you paid for your shares of our common stock, if at all. In addition, following periods of volatility in the market price of a company’s securities, stockholders often institute securities class action litigation against that company. Our involvement in any class action suit or other legal proceedings could divert our senior management’s attention and could adversely affect our business, financial condition, results of operations and prospects.

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other such factors as our board of directors may deem relevant.

There is an increased potential risk for new public companies similar to ours of rapid and substantial price volatility which may add to the risk of investing in our company.

There have been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility seemingly unrelated to company performance following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. Additionally, our common stock may be subject to rapid and substantial price volatility, including any stock-run up, which may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our shares of common stock. As a result, you may suffer a loss on your investment.

We will likely need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders will experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

We will likely need to raise additional capital in the future. Future financing may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our officers and directors are entitled to indemnification from us for liabilities under our certificate of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our certificate of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Delaware General Corporation Law (“DGCL”). We also have contractual indemnification obligations under our agreements with our directors and officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our company and stockholders. In November of 2023, the Company obtained D&O liability insurance for an aggregate liability of $2,000,000, which has a term of one year, which the Company which was renewed till August of 2025.

Our bylaws and Delaware law may discourage, delay or prevent a change of control of our company or changes in our management, which could have the result of depressing the trading price of our common stock.

Certain anti-takeover provisions of Delaware law could have the effect of delaying or preventing a third party from acquiring us, even if the acquisition arguably could benefit our stockholders.

Section 203 of the DGCL is a company anti-takeover statute. Section 203 prohibits a stockholder from engaging in a business combination with a company for three years after the stockholder acquires 15% or more of the company’s voting equity. If a company’s board pre-approves such a business combination, however, the Section 203 anti-takeover protections do not apply.

Various provisions of our bylaws may delay, defer or prevent a tender offer or takeover attempt of us that a stockholder might consider in his or her best interest. Our bylaws may be adopted, amended or repealed by the affirmative vote of the holders of at least a majority of our outstanding shares of capital stock entitled to vote for the election of directors, and except as provided by Delaware law, our board of directors shall have the power to adopt, amend or repeal the bylaws by a vote of not less than a majority of our directors. The interests of these stockholders and directors may not be consistent with your interests, and they may make changes to the bylaws that are not in line with your concerns.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

Our certificate of incorporation and bylaws provides that the state and federal courts located in the State of Delaware will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and bylaws provides that the state and federal courts located in the State of Delaware will be the exclusive forum for the following types of actions or proceedings:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders;

●	an action asserting a claim arising pursuant to any provision of the DGCL; or

●	any action asserting a claim governed by the internal affairs doctrine.

Notwithstanding the foregoing, the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, the Securities Act of 1933, as amended. or any claim for which the federal courts have exclusive or concurrent jurisdiction.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation and bylaws. This may require significant additional costs associated with resolving such an action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Our certificate of incorporation allows our board of directors to create a new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of our preferred stock. Currently our board of directors has the authority to designate and issue up to 10,000,000 shares of our “blank check” preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Our failure to meet the continued listing requirements of the Nasdaq could result in de-listing of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq may take steps to de-list our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to try to restore our compliance with the Nasdaq marketplace rules, but our common stock may not be listed again, and such actions may not stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq marketplace rules.

If we are a “controlled company” under the rules of Nasdaq, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under Nasdaq’s rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, without limitation, (i) the requirement that a majority of the Board of Directors consist of independent directors, (ii) the requirement that the compensation of our officers be determined or recommended to our Board of Directors by a compensation committee that is comprised solely of independent directors, and (iii) the requirement that director nominees be selected or recommended to the Board of Directors by a majority of independent directors or a nominating committee comprised solely of independent directors.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;

●	the last day of the fiscal year following the fifth anniversary of our IPO;

●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

●	the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws.

For so long as we remain an emerging growth company, we will not be required to:

● have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

● comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

● submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

● include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended, and instead may provide a reduced level of disclosure concerning executive compensation;

● may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and,

● are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our common stock less attractive as a result of our election, we may have difficulty raising proceeds.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures, compromised sensitive corporate or customer data, and/or resulted in significant financial damages. These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through inside actors with access to systems within an organization.

Risk Management and Strategy

We utilize third party applications and resources to support our information technology (“IT”) needs. All of the applications we use are Software as a Service (“SaaS”) offerings. As our applications are developed and managed by third parties, we are dependent on these providers for many functions including disaster recovery during a disaster or cyber incident. Our goal is to utilize the most secure and trusted providers for our IT needs. Our business continuity plans are evaluated against evolving security and service level standards, which includes evaluating those cybersecurity threats associated with our use of key third party service providers.

Our cybersecurity management strategy consists of utilizing a combination of preventative controls and detective controls. For instance, suspicious emails are quarantined by our email service provider and must be reviewed before they are downloaded to an individual computer. Our process and cybersecurity posture will continue to be refined.

To operate our business, we rely upon certain third-party service providers to perform a variety of functions, such as outsourced professional services, SaaS platforms, managed services, cloud-based infrastructure, corporate productivity services, and other functions.

To date, there have been no risks identified from cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, despite all of the above aforementioned efforts, a cyberattack, if it occurred, could cause system operational problems, disrupt service to clinical trial sites, compromise important data or systems or result in an unintended release of confidential information. See “Item 1A. Risk Factors” for additional discussion of cybersecurity risks impacting our Company.

Governance

The Audit Committee is responsible for oversight of cybersecurity risk. Our Chief Executive Officer is the member of management responsible for managing and assessing our cybersecurity practices. Our Chief Executive Officer has over 20 years’ experience as a C-Level technology executive for private and public companies. The plan for the future is that our Chief Executive Officer will report to the Audit Committee on cybersecurity on a quarterly basis. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Audit Committee and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

We believe we are appropriately staffed (as supported by our outsourced IT provider) to support a healthy cybersecurity posture given our size and scope.

ITEM 2.	PROPERTIES

Properties

We do not own any real property. We currently rent our executive office space located in Aventura, Florida, which also houses employees of our Airborne Response business unit. We also lease a 7,000 sq. ft. facility located, in Hialeah, Florida, which is used for the manufacturing operations of our Safe-Pro USA business unit. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our company nor any of our subsidiaries currently is a party to any legal proceeding that, individually or in the aggregate, is material to our company as a whole.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ under the symbol “SPAI” since August 29, 2024.

Holders

As of March 31, 2025, there were 719 holders of record for our shares common stock.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

All information related to equity securities sold by us during the period covered by this report that was not registered under the Securities Act has been included in our Form 10-Q filings or in a Form 8-K filing. We did not issue any equity securities during the fourth quarter of 2024 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2024.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this prospectus.

Business Overview

We were incorporated in the State of Delaware on December 15, 2021. Safe Pro Group Inc. is the parent company of Airborne Response Corp. and Safe-Pro USA LLC, which were both incorporated in Florida, in 2016 and 2008, respectively. On March 9, 2023, Safe Pro Group Inc. acquired Demining Development LLC, a privately held developer of Artificial Intelligence (“AI”) and Machine Learning (“ML”) software technology for processing of drone-based imagery and data. On August 30, 2023, Demining Development LLC filed an amended and restated Articles of Organization to change its name to Safe Pro AI LLC. We are a company focused on innovative security and protection solutions, specifically, advanced artificial intelligence / machine learning (AI/ML) software technology for the creation of robust datasets sourced from the analysis of aerial imagery, bullet and blast resistant personal protection equipment and providing mission-critical aerial managed services.

Through a layered approach to the development and integration of advanced technologies in artificial intelligence, drone-based remote sensing technologies and services, and personal protective gear, Safe Pro Group seeks to provide government, NGOs and enterprises with innovative solutions designed to respond to evolving threats.

Principle of Consolidation

Our consolidated financial statements included in this prospectus include our accounts and those of our subsidiaries: Airborne Response Corp., Safe-Pro USA LLC, and Safe Pro AI LLC from their respective dates of acquisition.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the year ended December 31, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

Cost of Goods Sold and Gross Profit. Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and the evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer and supply chain. Gross margin will vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing, labor costs for services and depreciation for our drone related fixed assets and, our production costs, which includes depreciation related costs for manufacturing equipment, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

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

Research and Development expenses consist of costs associated with personnel and contractor fees associated with the design and development of our products, product certification, travel, recruiting and information technology. Development costs incurred prior to establishment of technological feasibility were expensed as incurred. Software development costs related to design enhancement of the product are capitalized. We expect our research and development costs to continue to increase as we develop new products and modify existing products to meet the changes within our markets.

Professional Fees primarily represent certain costs for legal, audit, accounting, public company expense, investor relations, consulting fees and share-based compensation for services.

Selling, General and Administrative expenses consist of expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, commissions payable, national and local regulatory approvals of our products, travel, entertainment, recruiting, operating supplies such as, computer equipment, drones, EOD testing supplies; and facilities and other supporting overhead costs. For the year ending December 31, 2024, we expect selling, general and administrative expenses to increase, as we ramp up our sales and marketing expansion efforts to correspond with our increased production efforts, relating to our personal protective gear, the availability of additional AI-powered image processing solutions and new drone-based services such as Drone as a Responder (DFR).

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

Consolidated Statement of Operations Data:
	Years Ended
	December 31,	December 31,
	2024	2023	Change	%
REVENUES:
Product Sales	$1,029,502	$622,455	$407,047	65.54%
Services	1,139,676	295,265	844,411	286.0%

Total Revenues	2,169,178	917,720	1,251,458	136.4%

COST OF REVENUES:
Product sales	744,009	461,111	282,898	61.4%
Services	519,023	145,528	373,495	256.6%

Total Cost of Revenues	1,263,032	606,639	656,393	108.2%

Gross profit (loss)	906,146	311,081	595,065	191.3%

Operating expenses:
Salary, wages and payroll taxes	2,263,223	1,324,386	938,837	70.9%
Stock-based compensation wages	2,015,178	979,000	1,036,178	105.8%
Total salary, wages, payroll taxes	4,278,401	2,303,386	1,975,015	85.7%

Research and development	90,372	373,655	(283,283)	(75.8)%

Professional fees:
Professional fees - other	1,083,091	671,240	411,851	61.4%
Stock based compensation – professional fees	1,078,806	2,637,700	(1,558,894)	(59.1)%
Total Professional fees	2,161,897	3,308,940	(1,147,043)	(34.7)%

Selling, general and administrative expenses	1,254,772	449,874	804,898	178.9%
Depreciation and amortization	272,705	182,156	90,549	49.7%

Total operating expenses	8,058,147	6,618,011	1,440,136	21.8%

Loss from operations	(7,152,001)	(6,306,930)	(845,071)	13.4%

Other income (expense)
Interest income	30,056	508	29,548	5,816.5%
Interest expense	(306,516)	(8,227)	(298,289)	3,625.7%

Total Other income (expense)	(276,460)	(7,719)	268,741	3,481.6%
Net loss	$(7,428,461)	$(6,314,649)	$(1,113,812)	17.6%

Net loss per common share – basic and diluted	$(0.70)	$(0.79)	$0.09	11.5%

Weighted average number of shares of common stock outstanding – basic & diluted	10,613,270	7,984,743

Consolidated Balance Sheet Data:
	Years Ended
	December 31,	December 31,
	2024	2023	Change	%
Cash	$1,970,719	$703,368	$1,267,351	180.2%
Property and equipment, net	314,881	320,928	(6,047)	(1.9)%
Working capital (2)	1,856,203	(142,821)	1,999,024	1,399.7%
Total assets	4,949,943	3,430,199	1,519,744	44.3%
Total liabilities	1,075,518	1,653,841	(578,323)	(35.0)%
Accumulated deficit	(14,250,751)	(6,822,290)	(7,428,461)	108.9%
Total stockholders’ equity	$3,874,425	$1,776,358	$2,098,067	118.1%

Net Revenue. For two years ended December 31, 2024 and 2023, revenues generated were $2,169,178 and $917,720, an increase of $1,251,458 or 136.4%. Comparable sales for Airborne Response increased $985,598, or 333.8%, from $295,265 to $1,280,863. Comparable sales for Safe-Pro USA increased $250,819, or 40.3%, from $622,455 to $873,274. Comparable sales for Safe Pro AI increased $15,041, or 100.0%, from $0 to $15,041. The increase in revenue was attributable to; an increase in arial imaging services due to inclement weather and an increase in revenue generated for military grade bomb suits and law enforcement safety products.

Cost of Sales. During the years ended December 31, 2024 and 2023, the cost of revenues increased to $1,263,032 compared to $606,639. For the years ended December 31, 2024 and 2023, gross profit margins were 41.8% and 33.9% respectively. The increase in margin was attributable to the increase in sales for aerial imaging services, which have a higher gross profit margin, as compared to our manufactured products. We expect our cost of revenues to continue to increase during fiscal 2025 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the year ended December 31, 2024 were $8,058,147, an increase of $1,440,136, or 21.8%, from total operating expenses for the year ended December 31, 2023 of $6,618,011. Factors resulting in the increase are described more fully below.

Salaries, wages and payroll taxes were $2,263,233 and $1,324,386 for the years ended December 31, 2024 and 2023, respectively, an increase of $938,837, or 70.9%. The increases were primarily attributable to the increases in personnel to accommodate the company’s expansion, in preparation for the Company’s initial public offering and certain contingencies in officers’ employment contracts, which were triggered at the time of the initial public offering.

Stock based compensation for wages were $2,015,178 and $979,000, for the years ended December 31, 2024 and 2023, respectively, an increase of $1,036,178, or 105.8%. The increase was due to certain contingencies in officers’ employment contracts, which were triggered at the time of the IPO.

Research and Development expenses were $90,372 and $373,655 for the years ended December 31, 2024 and 2023, respectively, a decrease of $283,283 or 75.8%. The decrease is primarily attributable to the capitalization of $372,588 for internal use software development for the year ending December 31, 2024, as the asset was put into service on July 1, 2024 and all charges prior to that were expensed accordingly.

Professional fees were $1,083,091 and $671,240 for the years ended December 31, 2024 and 2023, respectively, an increase of $411,851 or 61.4%. The increase was attributable to legal, accounting and other costs associated with the preparation of the Company’s initial public offering and for the recurring compliance expenses related to being a public company.

Stock based compensation for services were $1,078,806 and $2,637,700, a decrease of $1,558,894 or 59.1%. The decrease is primarily attributable to restricted stock awards granted for the year ended December 31, 2023 and 2022, which were vested and issued in 2023, as compared to restricted stock awards granted and vested in 2024.

Selling, general and administrative expenses were $1,254,772 and $449,874 for the years ended December 31, 2024 and 2023, respectively, an increase of $804,898 or 178.9%. The increase is attributable to travel, insurance related costs, employee benefits and marketing.

Depreciation and amortization expenses were $272,705 and $182,156 for the years ended December 31, 2024 and 2023, respectively, an increase of $90,549, or 49.7%. The increase is attributable to amortization related to assets put into service on July 1, 2024 and the accelerated amortization of an employment agreement balance for a cancelled agreement in Airborne Response due to a new agreement in the Company’s parent which became effective at time of the initial public offering.

We expect our expenses in each of these areas to continue to increase during fiscal 2025 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. Our total other expenses were $276,460 compared to $7,719 during the years ended December 31, 2024 and 2023 respectively, an increase of $268,741 or 3,481.6%. The increase is primarily attributed to interest expense of $306,516 related to convertible debt in 2024, as compared to interest expense of $8,227, from the same period in 2023, and offset by an increase of interest income of $29,548.

Net Income (Loss). We recorded a net loss of $7,428,461 for the year ended December 31, 2024 as compared to a net loss of $6,314,649, for the year ended December 31, 2023. The increase is a result of the factors as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2024, we had a cash balance of $1,970,719 and working capital of $1,856,203.

Our current assets at December 31, 2024 increased by $1,476,221, or 115.9%, to $2,750,129 from $1,273,908, from December 31, 2023. The increase included an increase in cash of $1,267,351 and prepaid expenses and other current assets of $265,611, offset by a decrease in accounts receivable of $39,643 and inventory of $17,098.

Our current liabilities at December 31, 2024 decreased to $893,925 from $1,416,729 or a decrease of $522,804, or 36.9% from December 31, 2023. The decrease is comprised of decreases in; convertible notes payable, net of discount of $343,796, accrued compensation and benefits of $88,102, accounts payable of $49,269, accrued expenses of $51,396, contract liabilities of $902, current portion of lease liabilities of $5,407, offset by an increase in due to related parties of $16,069, which is representative of related party accrued wages.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2024 amounted to $4,095,434 and were primarily attributable to our net loss of $7,428,461 and lease costs of $9,144, offset by depreciation and amortization expense of $341,083, stock-based compensation and professional fees of $2,852,648, the relative fair value of options granted of $241,336, and amortization of debt discount of $208,006. Changes in operating assets and liabilities were reflected by increases in prepaid and other current assets of $265,611 and accrued expenses of $7,134; offset by decreases in accounts payable of 49,269, accrued compensation of $48,995, accounts receivable of 39,643, inventory of $17,098, and contract liabilities of $902.

Net cash flows used in operating activities for the year ended December 31, 2023 amounted to $2,003,878 and were primarily attributable to our net loss of $6,314,649, offset by depreciation and amortization expense of $239,009, stock-based compensation and professional fees of $3,616,700, amortization of debt discount of $1,454, contributed services of $210,000 and lease costs of $1,877. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $61,152, accounts payable of $118,038, contract liabilities of $40,692, accrued compensation of $69,041; and decreases in inventory of $5,083, prepaid and other current assets of $88,052 and accrued expenses of $18,023.

Investing Activities

Net cash flows used in investing activities were $436,389 and $30,172 for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we purchased property and equipment for $63,801 and investment in intangible technologies of $375,588. For the year ended December 31, 2023, we purchased property and equipment for $30,172.

Financing Activities

Net cash flows provided by financing activities were $5,799,174 and $985,152 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we had proceeds from the sale of our common stock offering of $4,179,500, proceeds from the exercise of warrants of $878,708, from the sale of common stock and warrants of $489,002, proceeds from the sale of convertible notes payable of $275,002, proceeds from the sale of notes payable of $236,500, offset by repayments of notes payable of $236,500, and repayment of due to related party of $23,038.

During the year ended December 31, 2023, we had proceeds from the sale of common stock and warrants of $1,005,249, proceeds from the sale of convertible notes payable of $475,000, proceeds from related party advances of $298,361, offset by repayments due to related party for $793,458.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07 – “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures”, which enables investors to better understand an entity’s overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU No. 2023-07 on December 31, 2024. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and application may be applied prospectively or retrospectively. We are currently evaluating the potential effect that ASU 2024-03 will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

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

Safe-Pro USA

Safe-Pro USA recognizes revenue when, or as, the performance obligation is satisfied. Performance obligations are determined through a review of customer contracts and may differ between customers depending upon contract terms

Revenue from product sales is recognized when the related goods are shipped whereas revenue from training and inspection activities is recognized when the services are completed, and payment is probable. Discounts in multiple elements sold as a single arrangement are allocated proportionately to the individual elements based on the fair value charged when the element is sold separately.

For the year ended December 31, 2023, a Safe-Pro USA, Bangladesh customer represented $308,354 of the Company’s total consolidated revenue, or 33.6%, (see Note 12), the Company has identified two performance obligations related to this customer:

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

In connection with the revenue associated with the former customer discussed above, the Company paid a commission of approximately 10% of the amounts collected to local agents that assisted with the facilitation of training, shipment, and documentation. For the years ended December 31, 2024 and 2023, there were $0 and $30,561 in commission expense, which was included in selling, general and administration expense on the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, accrued commissions amounted to $0 and $70,555, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

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

Safe Pro AI

Safe Pro AI will sell subscriptions and licenses to its customers for the use of its software under a software-as-a-service subscription model (“SaaS”), which will allow for the rapid, automated processing of aerial and ground-based imagery uploaded by customers, making it an ideal solution for a number of applications including defense, demining, in law enforcement and border security. Safe Pro AI’s, SaaS offerings are sold under a license or prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under this model, customers are charged an upfront fee based upon the number of gigapixels of aerial images uploaded into the system for processing. For customer convenience, Safe Pro AI will initially charge data processing fees on a per hectare basis (1 hectare = 1,000 square meters). Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.

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

Asset Acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For acquisitions of an asset or a group of assets that does not constitute a business, the Company applies ASC 805-50 which provides guidance on acquisitions of assets rather than a business. Acquisitions of assets are accounted for using the cost accumulation and allocation model. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the consolidated statements of operations, if any.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 are found on pages F-1 through F-39.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of December 31, 2024, management identified a material weakness related to segregation of duties and inventory management. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties and reliance on outside consultants for external reporting and the implementation of an inventory management software system, which the Company expects to be operational in 2025.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria in Internal Control – Integrated Framework (2013).

Plan for Remediation of Material Weakness

We plan to engage a third party to conduct a full assessment of our controls and procedures at the time when resources become available.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of the year ended December 31, 2024.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III; Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Our Board of Directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (www.safeprogroup.com) under “Investors” within the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code and by posting such information on the website address and location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Part III; Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III; Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III; Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III; Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Our independent registered public accounting firm is RBSM, LLP (PCAOB Firm ID No. 587 located in Las Vegas, Nevada.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of independent auditors’ appear starting at page F-1, following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Safe Pro Group, Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1 file no 333-280599)
3.2	Amended and Restated Bylaws of Safe Pro Group Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1 file no 333-280599)
3.3	Certificate of Amendment of Certificate of Incorporation of Safe Pro Group, Inc. (incorporated by reference to Exhibit 3.3 of the Form S-1 file no 333-280599)
4.1	Form of Representative Warrant. (incorporated by reference to Exhibit 4.1 of the Form S-1 file no 333-280599)
4.2	Promissory Note between Safe Pro Group Inc. and Sixth Borough Fund LP, dated June 17, 2024 (incorporated by reference to Exhibit 4.2 of the Form S-1 file no 333-280599)
4.3	Promissory Note between Safe Pro Group, Inc. and Jacson T. Long, dated July 11, 2024 (incorporated by reference to Exhibit 4.3 of the Form S-1 file no 333-280599)
4.4	Promissory Note between Safe Pro Group, Inc. and Sixth Borough Fund LP, dated July 12, 2024 (incorporated by reference to Exhibit 4.4 of the Form S-1 file no 333-280599)
4.5*	Description of Registrant’s Securities
10.1+	Safe Pro Group Inc. 2022 Equity Plan (incorporated by reference to Exhibit 10.1 of the Form S-1 file no 333-280599)
10.2+	Employment Agreement between Airborne Response Corp. and Daniyel Erdberg, dated March 21, 2022 (incorporated by reference to Exhibit 10.2 of the Form S-1 file no 333-280599)
10.3+	Employment Agreement between Airborne Response Corp. and Christopher Todd, dated March 21, 2022 (incorporated by reference to Exhibit 10.3 of the Form S-1 file no 333-280599)
10.4+	Employment Agreement between Safe-Pro USA LLC and Pravin Borkar, dated June 7, 2022 (incorporated by reference to Exhibit 10.4 of the Form S-1 file no 333-280599)
10.5+	Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated June 22, 2023 (incorporated by reference to Exhibit 10.5 of the Form S-1 file no 333-280599)
10.6+	Employment Agreement between Safe Pro Group Inc. and Daniyel Erdberg dated November 1, 2023 (incorporated by reference to Exhibit 10.6 of the Form S-1 file no 333-280599)
10.7+	Amendment No. 1 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated November 1, 2023 (incorporated by reference to Exhibit 10.7 of the Form S-1 file no 333-280599)
10.8+	Amendment No. 2 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated March 27, 2024 (incorporated by reference to Exhibit 10.8 of the Form S-1 file no 333-280599)
10.9+	Amended and Restated Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated April 12, 2024 (incorporated by reference to Exhibit 10.9 of the Form S-1 file no 333-280599)
10.10	Share Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated June 7, 2022 (incorporated by reference to Exhibit 10.10 of the Form S-1 file no 333-280599)
10.11	First Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated October 27, 2022 (incorporated by reference to Exhibit 10.11 of the Form S-1 file no 333-280599)
10.12	Second Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated May 12, 2023 (incorporated by reference to Exhibit 10.12 of the Form S-1 file no 333-280599)
10.13	Third Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated August 15, 2023 (incorporated by reference to Exhibit 10.13 of the Form S-1 file no 333-280599)

10.14	Fourth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated August 26, 2023 (incorporated by reference to Exhibit 10.14 of the Form S-1 file no 333-280599)
10.15	Fifth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated April 11, 2024 (incorporated by reference to Exhibit 10.15 of the Form S-1 file no 333-280599)
10.16	Acquisition Agreement between Safe Pro Group Inc. and Airborne Response Corp. dated September 14, 2022 (incorporated by reference to Exhibit 10.16 of the Form S-1 file no 333-280599)
10.17	Amendment to Acquisition Agreement between Safe Pro Group Inc. and Airborne Response Corp. dated September 14, 2022 (incorporated by reference to Exhibit 10.17 of the Form S-1 file no 333-280599)
10.18	Shares Exchange Agreement between Safe Pro Group Inc. and Demining Development, LLC dated March 9, 2023 (incorporated by reference to Exhibit 10.18 of the Form S-1 file no 333-280599)
10.19**	Purchase Contract No. 4600026817 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.19 of the Form S-1 file no 333-280599)
10.20	Purchase Contract No. 4600026818 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.20 of the Form S-1 file no 333-280599)
10.21	Purchase Contract No. 4600026819 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.21 of the Form S-1 file no 333-280599)
10.22	Purchase Contract No. 4600026830 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.22 of the Form S-1 file no 333-280599)
10.23	Purchase Contract No. 4600027407 between Airborne Response LLC and Florida Power & Light dated March 25, 2024 (incorporated by reference to Exhibit 10.23 of the Form S-1 file no 333-280599)
19.1*	Insider Trading Policy
23.1*	Consent of RBSM for Form S-8 as incorporated in Form 10-K for the year ended December 31, 2024.
23.2*	Consent of Salberg & Company P.A. for Form S-8 as incorporated in Form 10-K for the year ended December 31, 2023.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Recoupment Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Document
101.DEF	Inline XBRL Taxonomy Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE PRO GROUP, INC.

Date: March 28, 2025	By:	/s/ Daniyel Erdberg
	Name:	Daniyel Erdberg
	Title:	Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: March 28, 2025	By:	/s/ Theresa Carlise
	Name:	Theresa Carlise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniyel Erdberg	Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2025
Daniyel Erdberg

/s/ Theresa Carlise	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
Theresa Carlise

/s/ Pravin Borkar	Chief Technical Officer and Director	March 28, 2025
Pravin Borkar

/s/ Arthur T. Dean	Director	March 28, 2025
Arthur T. Dean

/s/ John E. Miller	Director	March 28, 2025
John E. Miller

/s/ Lee Van Arsdale	Director	March 28, 2025
Lee Van Arsdale

SAFE PRO GROUP INC. AND SUBSIDIARIES

INDEX TO

CONSOLIDATED

FINANCIAL STATEMENTS

Nevada Office: 770 East Warm Springs Road Suite 225 Las Vegas, Nevada 89119 702.413.6000 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Safe Pro Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safe Pro Group Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit and recurring losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

March 28, 2025

PCAOB ID Number 587

New York, NY     Washington DC     Mumbai & Pune, India     San Francisco, CA

Houston, TX     Boca Raton, FL     Las Vegas, NV      Beijing, China     Athens, Greece

Member: ANTEA International with affiliated offices worldwide

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of:

Safe Pro Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Safe Pro Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $6,314,649 for the year ended December 31, 2023 and cash used in operations of $2,003,878 in 2023. Additionally, the Company had an accumulated deficit and working capital deficit of $6,822,290 and $142,821 as of December 31, 2023. The Company also had a decline in contracts from a significant customer. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023

Boca Raton, Florida

April 17, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$1,970,719	$703,368
Accounts receivable and other receivables, net	123,686	163,329
Inventory	342,061	359,159
Prepaid expenses and other current assets	313,663	48,052

Total current assets	2,750,129	1,273,908

OTHER ASSETS:
Property and equipment, net	314,881	320,928
Right of use assets, net	101,621	153,404
Intangible assets, net	1,088,645	987,292
Goodwill	684,867	684,867
Security deposits	9,800	9,800

Total other assets	2,199,814	2,156,291

TOTAL ASSETS	$4,949,943	$3,430,199

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$119,812	$169,081
Accrued expenses	90,264	141,660
Accrued compensation	115,344	203,446
Due to related parties	421,623	405,554
Contract liabilities	83,768	84,670
Lease liabilities, current portion	63,115	68,522
Convertible note payable, net of discount	-	343,796

Total current liabilities	893,926	1,416,729

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	35,592	91,112

Total long-term liabilities	181,592	237,112

Total liabilities	1,075,518	1,653,841

SHAREHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 and 3,000,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	300
Series B preferred stock; 3,275,000 shares designated, 0 and 3,275,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	-	328
Common stock; $0.0001 par value, 200,000,000 shares authorized, 14,534,685 and 8,734,770 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,453	873
Additional paid-in capital	18,123,723	8,597,147
Accumulated deficit	(14,250,751)	(6,822,290)

Total shareholders’ equity	3,874,425	1,776,358

Total liabilities and shareholders’ equity	$4,949,943	$3,430,199

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

REVENUES:
Product sales	$1,029,502	$622,455
Services	1,139,676	295,265

Total revenues	2,169,178	917,720

COST OF REVENUES:
Product sales	744,009	461,111
Services	519,023	145,528

Total cost of revenues	1,263,032	606,639

GROSS PROFIT	906,146	311,081

OPERATING EXPENSES:
Salary, wages and payroll taxes	4,278,401	2,303,386
Research and development	90,372	373,655
Professional fees	2,161,897	3,308,940
Selling, general and administrative expenses	1,254,772	449,874
Depreciation and amortization	272,705	182,156

Total operating expenses	8,058,147	6,618,011

LOSS FROM OPERATIONS	(7,152,001)	(6,306,930)

OTHER INCOME (EXPENSES):
Interest income	30,056	508
Interest expense	(306,516)	(8,227)

Total other expenses, net	(276,460)	(7,719)

NET LOSS	$(7,428,461)	$(6,314,649)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.70)	$(0.79)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	10,613,270	7,984,743

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2022	3,000,000	$300	3,275,000	$328	7,514,379	$751	$3,087,037	$(507,641)	$2,580,775
Common shares issued for compensation	-	-	-	-	625,000	63	1,221,437	-	1,221,500
Common shares and warrant units issued for cash	-	-	-	-	314,141	31	1,005,218	-	1,005,249
Common shares issued for asset acquisition	-	-	-	-	281,250	28	545,597	-	545,625
Accretion of stock-based compensation and professional fees	-	-	-	-	-	-	2,395,200	-	2,395,200
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	132,658	-	132,658
Contributed services	-	-	-	-	-	-	210,000	-	210,000
Net loss	-	-	-	-	-	-	-	(6,314,649)	(6,314,649)

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	8,734,770	$873	8,597,147	$(6,822,290)	$1,776,358
Common shares issued for compensation	-	-	-	-	789,199	79	2,852,569	-	2,852,648
Common shares and warrant units issued for cash	-	-	-	-	152,813	15	488,987	-	489,002
Common shares issued for cash	-	-	-	-	1,020,000	102	4,179,398	-	4,179,500
Common shares issued upon exercise of warrants	-	-	-	-	775,237	78	878,630	-	878,708
Common shares issued upon the conversion of series A preferred stock	(3,000,000)	(300)	-	-	1,500,000	150	150	-	-
Common shares issued upon the conversion of series B preferred stock	-	-	(3,275,000)	(328)	1,310,000	131	197	-	-
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	76,802	-	76,802
Relative fair value of options granted	-	-	-	-	-	-	241,336	-	241,336
Common shares issued upon the conversion of convertible debt	-	-	-	-	252,666	25	808,507	-	808,532
Net loss					-	-	-	(7,428,461)	(7,428,461)

Balance, December 31, 2024	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$(14,250,751)	$3,874,425

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,428,461)	$(6,314,649)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	341,083	239,009
Stock-based compensation and professional fees	2,852,648	3,616,700
Amortization of debt discount	208,006	1,454
Relative fair value of options granted	241,336	-
Contributed services	-	210,000
Lease costs	(9,144)	1,877
Change in operating assets and liabilities:
Accounts receivable	39,643	(61,152)
Inventory	17,098	5,083
Prepaid expenses and other assets	(265,611)	88,052
Accounts payable	(49,269)	118,038
Accrued expenses	7,134	(18,023)
Contract liabilities	(902)	40,692
Accrued compensation	(48,995)	69,041

NET USED IN OPERATING ACTIVITIES	(4,095,434)	(2,003,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(63,801)	(30,172)
Investment in intangible technologies (software development)	(372,588)	-

NET CASH USED IN INVESTING ACTIVITIES	(436,389)	(30,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	489,002	1,005,249
Proceeds from convertible notes payable	275,002	475,000
Proceeds from sale of common stock in offering	4,179,500	-
Proceeds from warrant exercise	878,708	-
Proceeds from related party advances	-	298,361
Proceeds from notes payable	236,500	-
Payments on notes payable	(236,500)	-
Repayment of due to related party	(23,038)	(793,458)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,799,174	985,152

NET INCREASE (DECREASE) IN CASH	1,267,351	(1,048,898)

CASH, beginning of year	703,368	1,752,266

CASH, end of year	$1,970,719	$703,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$93,314	$5,033
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in intangible assets and equity for asset acquisition	$-	$545,625
Increase in debt discount and additional paid-in capital	$76,802	$132,658
Increase in common stock and additional paid-in capital issued for conversion of debt	$808,532	$-

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 - NATURE OF ORGANIZATION

Safe Pro Group. Inc. (the “Company”) is a Delaware corporation organized on December 15, 2021, under the name of Cybernate Corp and started doing business on January 1, 2022. On July 13, 2022, the Company changed its name from Cybernate Corp. to Safe Pro Group Inc. Through a layered approach to the development and integration of advanced artificial intelligence and machine learning, drone-based remote sensing technologies and services, and personal protective gear, the Company has acquired companies with unique safety and security technologies and solutions that can provide governments, enterprises and non-government organizations with innovative solutions designed to respond to evolving threats.

On June 7, 2022 and amended on October 27, 2022, May 12, 2022, August 15, 2023, August 26, 2023 and April 11, 2024, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with (i) Safe-Pro USA LLC. (“Safe-Pro USA”), a Florida limited liability company organized on November 19, 2008, (ii) the members of Safe-Pro USA (the “Safe-Pro USA Members”), and (iii) the Representative of the Safe-Pro USA Members. Pursuant to the Exchange Agreement, the Company acquired 100% of the Safe-Pro USA Members units, representing 100% of Safe-Pro USA’s issued and outstanding member interests (the “Safe Pro USA Member Interests”). On June 7, 2022, the Company closed the Exchange Agreement and acquired 100% of the Safe-Pro USA Member Interests. The Safe-Pro USA Member Interests were exchanged for 3,000,000 shares of the Company’s Series A preferred stock. Safe-Pro USA is a premier manufacturer and seller of high-performance ballistics solutions, including ballistic protective equipment, consisting of explosive ordinance disposal and unexploded ordinance disposal products, ballistic vests, body armor, helmets, ballistic blankets, and more.

On August 29, 2022, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with (i) Airborne Response Corp. (“Airborne Response”), a company incorporated under the laws of the State of Florida on September 7, 2016 under the name of Airborne Response, LLC. and (ii) the shareholders of Airborne Response. On March 21, 2022, Airborne Response LLC changed its name to Airborne Response Corp. and converted from a limited liability company to a corporation. Pursuant to the Acquisition Agreement, the Company acquired 100% of the issued and outstanding shares of Airborne Response in exchange for 3,275,000 Series B preferred stock of the Company. Airborne Response is a provider of mission critical aerial intelligence solutions using uncrewed aircraft systems (UAS), more commonly known as “drones,” to its customers. Airborne Response delivers a full range of drone-based, aerial services including site surveys/mapping, infrastructure inspection, data capture, analytics and processing powered by machine learning and artificial intelligence (AI) to provide customers with comprehensive data-driven insights and reporting.

On March 9, 2023 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI LLC (“Safe Pro AI”), organized under the state of New York on February 22, 2021, under the name of Demining Development LLC. and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, which 70,312 shares vested on September 9, 2023 and remaining shares were to vest as follows: 70,314 shares twelve-month anniversary of the Closing Date, 70,312 on the eighteen-month anniversary of the Closing Date, and 70,312 on the twenty-four-month anniversary of the Closing Date. On December 31, 2023, the Company’s board of directors approved the vesting of the remaining 210,938 shares. Safe Pro AI owns certain software technologies that enable the rapid, automated processing of aerial and ground-based imagery making it an ideal solution for a number of applications including demining and in law enforcement and security. These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants. Other than owning certain technologies, Safe Pro AI had no operations and no employees and was not considered a business. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Exchange Agreement and the business of Safe Pro AI to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired assets. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 281,250 shares of common stock issued of $545,625 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliably measurable than the fair value of the software technologies acquired.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company its wholly owned subsidiaries, Safe-Pro USA since its acquisition on June 7, 2022, Airborne Response since its acquisition on August 29, 2022 and Safe Pro AI since its acquisition on March 9, 2023. All intercompany accounts and transactions have been eliminated in consolidated financial statements. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board (“FASB”).

Liquidity and going concern uncertainties

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. To date, the Company has experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity.

We have generated limited revenues to date from the sale of products and services. We have never been profitable and have incurred significant net losses each year since our inception. As reflected in the accompanying consolidated financial statements; the Company generated a net loss of $7,428,461 and used cash in operations of $4,095,434 during the year ended December 31, 2024. As of December 31, 2024, the Company has an accumulated deficit of $14,250,751 and had working capital of $1,856,203. As of December 31, 2024, we had cash on hand of $1,970,719. Due to a net loss and cash used in operating activities in 2024, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management is using its current working capital for research and development and general working capital needs. Management’s investment in infrastructure and its added design developments in “SpotlightAI” are positioning the Company for future revenue growth. Management cannot provide assurance that the Company will continue to achieve profitable operations, become cash flow positive or raise additional equity capital. Management’s plan to address the going concern risk includes the submittal of bids for business from new customers. Additionally, the Company is seeking to raise capital through additional equity financings to fund its operations in the future. If the Company is unable to raise capital in the near future or secure new customer contracts, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 29, 2024, pursuant to the initial public offering (“IPO”), the Company sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,179,500, after fees and expenses of $920,500. During December 2024, the company received cash consideration of $878,078 for the exercise of warrants. We expect our current spending level to continue in connection with ongoing operating activities, including expenditures in research and development, sales and marketing, and manufacturing. In order to continue to operate as a standalone company, we will need additional financing to support our continuing operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2024 and 2023, include estimates for allowance for doubtful accounts on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired and liabilities assumed in business acquisitions including intangible assets, the valuation of the purchase price in business acquisitions, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

The Company measures and discloses the fair value of assets and liabilities to be carried at fair value in accordance with ASC 820 – Fair Value Measurements. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on the reporting dates. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash, accounts and other receivables, inventory, prepaid expenses and other current assets, notes and convertible notes payable, accounts payable, accrued expenses, contract liabilities, accrued compensation and benefits and due to related parties approximate their fair market value based on the short-term maturity of these instruments.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of its control, including the impact of health and safety concerns, such as those relating to the current COVID-19 outbreak, and war in Ukraine and the Middle East. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Company’s products and services and its ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain the Company’s domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm the Company’s business and it cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact the Company’s business.

Business acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting where the assets are acquired, and the liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

Asset acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For acquisitions of an asset or a group of assets that does not constitute a business, the Company applies ASC 805-50 which provides guidance on acquisitions of assets rather than a business. Acquisitions of assets are accounted for using the cost accumulation and allocation model. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the consolidated statements of operations, if any.

Cash and cash equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2024 and 2023.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The estimated useful lives of property and equipment are generally as follows:

Years
Manufacturing equipment	7 - 10
Drones and related equipment	5
Furniture, fixtures and office equipment	5
Software library	3

Capitalized internal-use software

Costs incurred to develop internal-use software are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is five years. When the existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the years ending December 31, 2024 and 2023, the Company did not capitalize any internal-use software development costs.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

For a Bangladesh customer for which Safe-Pro USA previously derived a significant portion of its revenue (see Note 12), the Company has identified two performance obligations:

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

In connection with the revenue associated with the previous customer discussed above, the Company shall pay a commission of approximately 10% of the amounts collected to local agents that assist with the facilitation of training, shipment, and documentation. For the years ended December 31, 2024 and 2023, there were $0 and $30,561 in commission expense, which is included in selling, general and administration expense on the accompanying consolidated statement of operations. As of December 31, 2024 and 2023, accrued commissions amounted to $0 and $70,555, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

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

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of December 31, 2024 and 2023, customer advanced payments amounted to $83,768 and $84,670, respectively, which are included in contract liabilities on the accompanying consolidated balance sheets.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Cost of sales

The cost of sales includes the cost of labor, sub-contractor costs, production costs, supplies and materials, freight, production services and related depreciation, and other direct and indirect costs.

Advertising costs

All costs related to advertising the Company’s services and products are expensed in the period incurred. For the years ended December 31, 2024 and 2023, advertising costs charged to operations were $197,572 and $9,602, respectively, are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2024 and 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. The tax years that remain subject to examination are the years ending on and after December 31, 2024, 2023 and 2022. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded during the years ended December 31, 2024 and 2023.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the years ended December 31, 2024 and 2023, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31,
	2024	2023
Stock warrants (1)	125,531	611,017
Stock options	322,500	-
Common stock issuable upon conversion of convertible notes	-	148,438
Common shares issuable upon conversion of Series A Preferred	-	1,500,000
Common shares issuable upon conversion of Series B Preferred	-	1,310,000
Total	448,031	3,569,455

(1)	Does not include Representative warrants issued to underwriter for 51,000, which are not exercisable until March 1, 2025.

The Company has 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares authorized. On August 28, 2024, 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares were converted into 1,500,000 and 1,310,000 common shares respectively. During the year ended December 31, 2024 and 2023, the Company had 0 Series A Preferred and 0 Series B Preferred shares issued and outstanding and 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares issued and outstanding, respectively. (See Note 10).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the years ended December 31, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assesses whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent accounting pronouncements

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 on January 1, 2024 had no impact on the Company’s consolidated financial statements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard is intended to improve annual and interim reportable segment disclosure requirements regardless of the number of reporting units, primarily through enhanced disclosure of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker and included with each reported measure of segment profit and loss. The standard is effective for annual periods beginning after December 15, 2023. Early adoption is permitted and the amendments in this update should be applied retrospectively to all periods presented. The Company adopted this ASU as required for the year ended December 31, 2024.

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and application may be applied prospectively or retrospectively. We are currently evaluating the potential effect that ASU 2024-03 will have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 3 – ACQUISITION

Safe Pro USA

On June 7, 2022 (“Measurement Date One”) and amended on October 27, 2022, May 12, 2023, August 15, 2023 and August 26, 2023, the Company entered into and closed on a Share Exchange Agreement (the “Exchange Agreement”) with (i) Safe-Pro USA, (ii) the members of Safe-Pro USA (the “Safe-Pro USA Members”), and (iii) the Representative of the Safe-Pro USA Members. Pursuant to the Exchange Agreement, On June 7, 2022, the Company acquired 100% of the Safe-Pro USA Members units, representing 100% of Safe-Pro USA’s issued and outstanding member interests (the “Safe Pro USA Member Interests”) in exchange for 3,000,000 Series A preferred stock of the Company. Safe-Pro USA is a premier manufacturer and seller of high-performance ballistics solutions, including ballistic protective equipment, consisting of explosive ordinance disposal and unexploded ordinance disposal products, ballistic vests, body armor, helmets, ballistic blankets, and more. For accounting purposes, the total purchase consideration paid was valued at $760,000, which consists of the fair value of the Series A preferred stock, based on the fair value of the business of Safe-Pro USA on Measurement Date One. The Safe-Pro USA Members also entered into employment agreements, including non-competition provisions, to continue with Safe-Pro USA (See Note 11). This acquisition was treated as a business combination under ASC 805 “Business Combinations”.

On August 26, 2023, in connection with the fourth amendment to the exchange agreement with Safe-Pro USA, amongst other items, the Company agreed that after the Company has listed its common stock for trading on a national market system exchange (the “Listing”), the Company shall award the former members of Safe-Pro USA a number of shares of the Company’s common stock equal to $2,500,000 (the “Listing Shares”), valued at the opening price on the date of the Listing. The Listing Shares will vest upon the Company achieving $5,000,000 in revenue through the sale of Safe-Pro USA manufactured products calculated on a trailing twelve-month basis calculated from the date of this amendment forward. Upon the Company achieving $5,000,000 in revenue through the sale of Safe-Pro USA manufactured products, calculated from the date of this amendment forward, the former Safe-Pro USA members will be entitled to a one-time payment in an amount equal to 10% of the net profits generated therefrom. Upon completion of an initial public offering (“IPO”), the Sellers of Safe-Pro USA may request acceleration of amounts due to them up to $500,000 based on the collection of accounts receivable from their significant customer. The Company considered the Listing Shares to be compensatory in nature and not part of the purchase price consideration paid since, pursuant to ASC 815-10-25 (i) the fourth amendment to the exchange agreement with Safe-Pro USA dated August 26, 2023 exceeded the one-year measurement period which began on Measurement Date One. Pursuant to ASC 805-10-25-19, after the measurement period ends, the Company shall revise the accounting for a business combination only to correct an error in accordance with Topic 250, (ii) the facts and circumstances surrounding the Listing Shares did not exist on the acquisition date of June 2, 2022, and (iii) the Listing Shares were considered an incentive to the Safe-Pro USA members to achieve $5,000,000 in revenues through the sale of Safe-Pro USA manufactured products calculated on a trailing twelve-month basis and the Listing Shares only vest upon the Company achieving such revenues. The Listing Shares shall be accounted for pursuant to ASC 718 – Stock-based compensation. Pursuant to ASC 718, the value of the Listing Shares shall be recognized upon a successful IPO and when the attainment of the performance condition of $5,000,000 in revenues is probable.

Airborne Response

On August 29, 2022 (the “Measurement Date Two”), the Company entered into and closed on an Acquisition Agreement (the “Acquisition Agreement”) with (i) Airborne Response and (ii) the shareholders of Airborne Response. Pursuant to the Acquisition Agreement, the Company acquired 100% of the issued and outstanding shares of Airborne Response in exchange for 3,275,000 Series B preferred stock of the Company. Airborne Response is a provider of mission critical aerial intelligence solutions using uncrewed aircraft systems (UAS), more commonly known as “drones”, to its customers. Airborne Response delivers a full range of drone-based, aerial services including site surveys/mapping, infrastructure inspection (visual, IR, thermal), data capture, analytics and processing powered by machine learning and artificial intelligence (AI) to provide customers with comprehensive data-driven insights and reporting. The Series B preferred stock was valued at $880,000 based on the fair value of the business of Airborne Response on Measurement Date Two. The Airborne Response Sellers also entered into employment agreements, including non-competition provisions, to continue with Airborne Response after the acquisition (See Note 11). This acquisition was treated as a business combination under ASC 805 “Business Combinations”.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Safe Pro AI

On March 9, 2023 (the “Closing Date” and measurement date), the Company entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of the Company’s common stock, which 70,312 shares vested on September 9, 2023 and remaining shares were to vest as follows: 70,314 shares twelve-month anniversary of the Closing Date, 70,312 on the eighteen-month anniversary of the Closing Date, and 70,312 on the twenty-four-month anniversary of the Closing Date. On December 31, 2023, the Company’s board of directors approved the vesting of the remaining 210,938 shares. Safe Pro AI owns certain software technologies that enable the rapid, automated processing of aerial and ground-based imagery making it an ideal solution for a number of applications including demining and in law enforcement and security. These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants. Other than owning certain technologies, Safe Pro AI had no operations or no employees and was not considered a business. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the Exchange Agreement and the business of Safe Pro AI to determine if the Company acquired a business or acquired assets. Based on this analysis, it was determined that the Company acquired an asset. No goodwill was recorded since the Exchange Agreement was accounted for as an asset purchase. In accordance with ASC 805, the fair value of the assets acquired is based on either the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly evident, and thus, more reliably measurable. The Company used the fair value of the 281,250 shares of common stock issued of $545,625 as the fair value of the assets acquired since this value was more clearly evident, and thus, more reliable measurable than the fair value of the software acquired. This acquisition was treated as an asset acquisition under ASC 805 “Business Combinations” since Safe Pro AI did not meet the definition of a business under ASC 805. ACS 805 requires the use of the relative fair value method for asset acquisitions to allocate the purchase price, however, since only a single software asset was acquired, the entire purchase price was allocated to this asset.

For the above acquisitions treated as a business combination, the assets acquired, and liabilities assumed were recorded at their estimated fair values on the respective acquisition date, subject to adjustment during the measurement period with subsequent changes to be recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired, and liabilities assumed as of the business acquisition date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed based on completion of adjusted valuations, with the corresponding offset to goodwill. After the purchase price measurement period, the Company may record any adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments may have been determined. Based upon the purchase price allocations, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the respective 2022 and 2023 acquisitions:

	Safe-Pro USA	Airborne Response	Safe Pro AI	Total
Assets acquired:
Cash	$75,868	$120,036	$-	$195,904
Accounts receivable, net	1,633,100	29,293	-	1,662,393
Inventory	67,143	-	-	67,143
Prepaid expenses and other current assets	37,500	209,852	-	247,352
Property and equipment	335,030	17,414	-	352,444
Other assets	4,000	-	-	4,000
Right of use assets	154,265	-	-	154,265
Other intangible assets	203,000	495,000	545,625	1,243,625
Goodwill	518,255	166,612	-	684,867
Total assets acquired at fair value	3,028,161	1,038,207	545,625	4,611,993
Liabilities assumed:
Notes payable	(146,000)	-	-	(146,000)
Accounts payable	(85,250)	(9,937)	-	(95,187)
Accrued expenses	(257,408)	(148,270)	-	(405,678)
Due to related parties	(1,622,540)	-	-	(1,622,540)
Lease liabilities	(156,963)	-	-	(156,963)
Total liabilities assumed	(2,268,161)	(158,207)	-	(2,426,368)
Net asset acquired	$760,000	$880,000	$545,625	$2,185,625
Purchase consideration paid:
Series A preferred shares issued	$760,000	$-	$-	$760,000
Series B preferred shares issued	-	880,000	-	880,000
Fair value of common stock issued	-	-	545,625	545,625
Total purchase consideration paid	$760,000	$880,000	$545,625	$2,185,625

Goodwill is expected to be deductible for income tax purposes over a period of 15 years.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Safe-Pro USA and Airborne Response had occurred as of the beginning of the following period:

Year Ended
December 31, 2022
Net Revenues	$3,202,587
Net Loss	$(203,088)
Net Loss Attributable to Common Stockholders	$(203,088)
Net Loss per Share	$(0.04)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

NOTE 4 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On December 31, 2024 and 2023, accounts receivable consisted of the following:

	December 31,
	2024	2023
Accounts receivable	$123,686	$163,329
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$123,686	$163,329

For the years ended December 31, 2024 and 2023 the Company did not record any bad debt expense related to accounts receivable.

Performance bond receivable

On December 31, 2024 and 2023, other receivables consisted solely of performance bond receivables as follows:

	December 31,
	2024	2023

Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

In relation to Safe-Pro USA’s previous significant customer, Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by the customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of December 31, 2024, no performance bonds receivable is outstanding. As of December 31, 2023, the total amount of the performance bond receivables outstanding is $142,526, which expired on various dates through December 2024. As of December 31, 2023, the Company has elected to write down the performance bond receivable since collectability is not probable and accordingly, the performance bond receivable is fully reserved.

NOTE 5 – INVENTORY

On December 31, 2024 and 2023, inventories consisted of the following:

	December 31,
	2024	2023
Raw materials	$259,658	$253,737
Work in process	60,229	93,532
Finished goods	22,174	11,890
Less reserve for obsolete inventory	-	-
Total	$342,061	$359,159

NOTE 6 – PROPERTY AND EQUIPMENT

On December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,
	2024	2023
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	115,423	61,622
Software library	10,000	-
Furniture, fixtures and office equipment	7,329	7,329
	472,761	408,960
Less accumulated depreciation	(157,880)	(88,032)

Total	$314,881	$320,928

For the year ended December 31, 2024 and 2023, depreciation expense amounted to $69,848 and $58,076, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

During the year ended December 31, 2024, the Company capitalized $372,588 of its direct costs. For the year ended December 31, 2024, the Company has $1,088,645 of finite lived intangible assets, net.

As of December 31, 2024, intangible assets subject to amortization consisted of the following:

	December 31, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(183,819)	$204,181
Contractual employment agreements (1)	3	310,000	(271,337)	38,663
Acquired capitalized internal-use software development costs	3	918,213	(72,412)	845,801
		$1,616,213	$(428,068)	$1,088,645

(1)	Amortization related to Airborne Response’s contractual employment agreement for Daniyel Erdberg, the Company’s CEO, was cancelled on August 30, 2024 and was fully amortized in the amount of $25,833. Currently Mr. Erdberg’s employment agreement is with Safe Pro Group Inc.

For the years ended December 31, 2024 and 2023, amortization of intangible assets amounted to $271,235 and $180,933, respectively.

As of December 31, 2023, intangible assets subject to amortization consisted of the following:

	December 31, 2023
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(106,145)	$281,855
Contractual employment agreements	3	310,000	(150,188)	159,812
Acquired capitalized internal-use software development costs	3	545,625	-	545,625
		$1,243,625	$(256,333)	$987,292

Goodwill

On December 31, 2024 and 2023, goodwill consisted of the following:

	December 31,
	2024	2023
Safe-Pro USA	$518,255	$518,255
Airborne Response	166,612	166,612
Total goodwill	$684,867	$684,867

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
2025	$327,787
2026	289,123
2027	260,285
2028	211,450
2029 and after	-
Total	$1,088,645

NOTE 8 – NOTE PAYABLE

On June 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). Initially, the SBA COVID 19 EIDL Loan was due in monthly instalment payments, including principal and interest, of $712, beginning 12 months from the date of the promissory Note. Subsequently, through several loan payment deferrals, the SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note. The balance of principal and interest will be payable 30 years from the date of the promissory Note, or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum and will accrue only on funds advanced from the date(s) of each advance. Each payment will be applied first to interest accrued to the date of receipt of each payment, and the balance, if any, will be applied to principal balance. In January 2023, Safe-Pro USA began paying monthly interest payments of $712. The SBA Loan is secured by a continuing security interest in and to any and all “Collateral” as described in the SBA COVID-19 EIDL Loan, including all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of December 31, 2024 and 2023, accrued interest related to this note amounted to $5,227 and $7,598, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

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

On December 31, 2024 and 2023, note payable consisted of the following:

	December 31,
	2024	2023

Notes payable	$146,000	$146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

The following schedule provides minimum future note payable principal payments required during future periods:

Year ending December 31:	Amount
2025	$-
2026	2,535
2027	3,219
2028	3,342
2029	3,469
2030	3,602
Thereafter	129,833
Total note payable	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 9 – CONVERTIBLE NOTES PAYABLE

On December 27, 2023, the Company entered into convertible debt agreements with an investor pursuant to which the Company issued and sold to the Investor (i) a convertible note in the principal amount of $475,000 (the “December 2023 Convertible Note”) and (ii) three-year warrants to purchase up to 148,438 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the December 2023 Warrants”). The Company received net proceeds of $475,000. The December 2023 Convertible Note matures 12 months after issuance and bears interest at a rate of 15% per annum. Upon default, the interest rate shall be 18%. At any time on or before the Maturity Date of December 27, 2024, the investor may convert any outstanding and unpaid principal portion and accrued and unpaid interest of the December 2023 Convertible Note into shares of the Company’s common stock at the conversion price of $3.20 per share (“Conversion Price”), subject to adjustment, as provided in the agreement, including price protection. If at any time this convertible note is outstanding the Company shall offer, issue or agree to issue any common stock or securities convertible into or exercisable for shares of common stock to any person or entity at a price per share or conversion or exercise price per share which shall be less than the then applicable Conversion Price, without the consent of the Investor, except with respect to Excepted Issuances, as defined, then the Company shall issue, for each such occasion, additional shares of Common Stock to each Investor so that the average per share purchase price of the shares of common stock issued to the investor (for only conversion shares still owned by the investor) is equal to such other lower price per share and the Conversion Price shall automatically be reduced to such other lower price per share. Should the price of the Company’s common stock upon the Company’s IPO be less than $5.00 per share, then for any amounts the Investor converted prior to IPO Date, the Company shall issue to the Investor that number of Shares so that the value of the Conversion Shares on the IPO Date shall have a value equal to $5.00 per share. As the price of the common stock in the Company’s IPO was $5.00, no additional shares were issued. For any amounts the Investor has not converted prior to IPO Date, the Conversion Price shall be reduced proportionally to the IPO price.

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

During March 2024, the Company entered into convertible debt agreements with investors pursuant to which the Company issued and sold to the Investors (i) convertible notes in the principal amount of $275,001 (the March 2024 Convertible Notes”) and (ii) three-year warrants to purchase up to 85,938 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the “March 2024 Warrants”). The Company received net proceeds of $275,001. The March 2024 Convertible Notes mature 12 months after issuance and bear interest at a rate of 15% per annum. Upon default, the interest rate shall be 18%. At any time on or before the Maturity Date of March 2025, the investors may convert any outstanding and unpaid principal portion and accrued and unpaid Interest of the March 2024 Convertible Notes into shares of the Company’s common stock at the conversion price of $3.20 per share, subject to adjustment, including price protection. Should the price of the Company’s common stock upon the Company’s IPO be less than $5.00 per share then for any amounts the Investors converted prior to IPO Date, the Company shall issue to the Investors that number of Shares so that the value of the Conversion Shares on the IPO Date shall have a value equal to $5.00 per share. As the price of the common stock in the Company’s IPO was $5.00, no additional shares were issued. For any amounts the Investor has not converted prior to IPO Date, the Conversion Price shall be reduced proportionally to the IPO price.

The 85,938 March 2024 Warrants were valued at $106,563, or $1.24, and using the relative fair value method, the Company recorded as debt discount and an increase to additional paid-in capital of $76,802 to be amortized over the life of the March 2024 Convertible Notes. The March 2024 Warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.91%, expected dividend yield of 0%, expected option term of three years, and expected volatility of 70.0% based on the calculated volatility of comparable companies.

During the year ended December 31, 2024 and 2023, amortization of debt discount, which is reflected in interest expense on the accompanying consolidated statements of operations, amounted to $208,006 and $1,454, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

On August 27, 2024, the December 2023 Convertible Note and March 2024 Convertible Notes with principal balances of $750,001 and accrued interest payable of $58,531 were converted into 252,666 common shares of the Company pursuant to contractual conversion terms.

On December 31, 2024 and 2023, convertible notes payable consisted of the following:

	December 31,
	2024	2023
Convertible notes payable	$-	$475,000
Less: debt discount	-	(131,204)
Convertible notes payable, net	-	343,796
Less: current portion of convertible notes payable	-	(343,796)
Convertible notes payable – long-term	$-	$-

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

On June 7, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”). The Series A Preferred Certificate of Designation became effective on January 20, 2023. The Certificate of Designations established 3,000,000 shares of the Series A Preferred, par value $0.0001. Each share of Series A Preferred has an initial stated value of $10.00 per share. On August 28, 2023, the Company amended its Series A Preferred Certificate of Designation to amend the Series A Stated Value to $2.50 per share (the “Series A Stated Value”).

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

The holders of the Series A Preferred shall be entitled to any dividend that is payable to the holders of the Company’s common stock. The holders of the Series A Preferred then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per Share of Series A Preferred as would equal the product of (A) the dividend payable on each share of such class or series determined as if all shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of Series A Preferred, in each case calculated on the record date for determination of holders entitled to receive such dividend.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, each share of Series A Preferred shall automatically be converted into shares of the Company’s common stock at the then applicable conversion rate determined. In the case of a Deemed Liquidation Event, as defined in the Certificate of Designation, each share of Series A Preferred shall automatically be converted into shares of common stock at the then applicable conversion rate, except that the Series A Conversion Price was equal to the per share Series A Stated Value, as amended.

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

The Series A Preferred were evaluated to determine whether temporary or permanent equity classification on the consolidated balance sheet was appropriate, as per the terms of the Series A Preferred Certificate of Designation, the Series A Preferred is not redeemable for cash. As such, the Series A Preferred is classified as permanent equity. The Company concluded that the conversion rights under the Series A Preferred were clearly and closely related to the equity host instrument, accordingly the conversion rights feature on the Series A Preferred were not considered as embedded derivative that required bifurcation.

On June 7, 2022, in connection with the acquisition of 100% of the Safe-Pro USA, the Company issued 3,000,000 shares of Series A preferred stock.

On August 28, 2024, in conjunction with the Company’s initial public offering, the Series A Preferred shares were converted into 1,500,000 shares of common stock.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Series B Preferred Stock

On August 29, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation to designate a series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”). The Series B Preferred Certificate of Designation became effective on January 30, 2023 with the Secretary of State of the State of Delaware. The Series B Preferred Certificate of Designations established 3,275,000 shares of the Series B Convertible Preferred Stock (the “Series B Preferred”), par value $0.0001, having such designations, preferences, and rights as determined by the Company’s Board of Directors in its sole discretion, in accordance with the Company’s Articles of Incorporation and Amended and Restated Bylaws.

Each share of Series B Preferred shall have a stated value of $2.00 per share (the “Series B Stated Value”).

Each share of Series B Preferred is convertible into that number of common shares equal to the Series B Stated Value divided by the Fair Market Value of the common stock. The Series B Stated Value is $2.00 per share and the Fair Market Value is equal to the average of the closing price for the Company’s common stock, a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price. The Series B Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Series B Preferred are contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange.

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

Common Stock

Common stock issued for cash

On August 29, 2024, the Company consummated its initial public offering (“IPO”), 1,020,000 shares of common stock were offered at $5.00 per share, pursuant to the Company’s registration statement on Form S-1, as amended (the “Registration Statement”). The Company received net proceeds of $4,179,500 in connection with the IPO.

Common stock issued for stock-based compensation

During the year ended December 31, 2024, the Company issued 789,199 shares of common stock, in the aggregate, for services rendered. The Company valued these shares at $2,852,648, in the aggregate, which was recorded as general and administrative expense in the Company’s consolidated statement of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

During the year ended December 31, 2023, the Company issued 625,000 shares of common stock, in the aggregate, for services rendered. The Company valued these shares at $1,221,500, or $1.94 to $1.96 per share based on sales of common stock units in recent private placements. In connection with these shares, during the year ended December 31, 2023, the Company recorded stock-based compensation of $979,000 and stock-based professional fees of $242,500, which was recorded as general and administrative expense in the Company’s consolidated statement of operations.

During the year ended December 31, 2022, the Company issued 1,615,000 shares of common stock for services rendered for compensation and professional fees. The Company valued these common shares at the fair value of $2,395,200, at a range from $1.00 per share to $1.94 per share based on sales of common stock and common stock units in recent private placements. The shares are considered issued and outstanding as of January 1, 2023 as they were issued and have voting and dividend rights. The vesting of the 1,615,000 shares of common stock was amended to be contingent upon an IPO event of the Company occurring. Since these common shares are contingent on the occurrence of an event for which probability could not be determined, no compensation cost would be recognized related to these shares of common stock until the occurrence of the IPO event. On November 1, 2023 the board approved the vesting of 730,000 of the 2022 stock awards for total compensation of $730,000. In addition, on December 31, 2023 the board approved the vesting of 790,000 of the 2022 stock awards for a total compensation of $1,532,600. In addition, there were 95,000 shares of the 2022 stock awards valued at $132,600 that vested in 2023 pursuant to other conditions. The December 31, 2023 Board resolution included 145,000 shares from 2023 stock awards valued at $281,300 compensation (included in the 625,000 shares for services disclosed in the paragraph below) for a total of 935,000 shares for a total compensation of $1,813,900. For the year ended December 31, 2023, the Company recorded $2,395,200 for the accretion of stock-based compensation and professional fees related to these shares.

Common stock and warrants issued for cash

During the year ended December 31, 2024, the Company completed a private placement of 152,813 Units for proceeds of $489,002, in the aggregate, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant. Of the 152,813 warrants issued, 51,249 warrants have an exercise price of $1.00 and 101,564 warrants have an exercise price of $3.20. The warrants are exercisable for three years from the date of issuance.

During the year ended December 31, 2023, the Company completed a private placement of 314,141 Units for aggregate proceeds of $1,005,249, or $3.20 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one share of common stock of the Company for a price of $1.00 for a period of 3 years from the date of issuance.

In connection with the Units issued for cash at $3.20 per unit in 2022 and 2023, as discussed above, at any time during the 12 months following the acceptance of the investor’s subscription by the Company (the “Protection Period”), should the Company sell shares of its common stock or securities convertible into shares of its common stock for less than the Per Share Purchase Price (the “New Purchase Price”), except for issuances pursuant to a stock award program for bona fide services provided to Company, the Company shall issue that number of additional shares of its common stock to the Subscriber such that the number of shares of common stock issued to the Subscriber (the Subscribed Shares plus the additional shares divided by the Subscription Proceeds is equal to the New Purchase Price. Additionally, should the Company have an IPO or become public through a reverse merger or similar transaction where the Company and its shareholders represent the controlling interest in the public company during the Protection Period, the Company covenants that if the price per share at the IPO (the “IPO Price”) is less than $5.00 per share (after giving effect to any split or consolidation) then the Company shall issue to the Subscriber that number of Shares so that the value of the Subscribers subscribed for shares shall be equal to not less than $5.00 per share.

Common stock issued for asset acquisition

On March 9, 2023, the Company entered into and closed on a Share Exchange Agreement (the “Share Exchange Agreement”) with (i) Safe Pro AI and (ii) the members of Safe Pro AI. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the member interests of Safe Pro AI in exchange for 281,250 shares of common stock, These shares were valued at $545,625, or $1.94 per share, on the measurement date based on recent sales of units of common stock and warrants, and the acquired asset was recorded as an intangible asset on the accompanying consolidated balance sheets (See Note 3).

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Contributed services

On December 31, 2023, Mr. Erdberg and Mr. Todd agreed to forgive the aggregate accrued salary of $210,000, which has been recorded as contributed capital. Additionally, their Airborne Response accrued employment agreements were extended for an additional year.

Representative warrants

In connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as representative of the underwriters listed on Schedule I thereto (the “Underwriters”). Pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Warrant”). The Warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025, and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. The Warrant provides for registration rights (including piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the price of the Warrant and the number of shares underlying the Warrant) resulting from corporate events (which would include dividends, reorganization, mergers and similar events). The Warrant and the common stock underlying the Warrant were registered as a part of the Registration Statement.

Warrants

During the year ended December 31, 2024, the Company issued 775,237 common stock upon the exercise of 775,237 warrants, in the aggregate, for gross proceeds of $878,708.

During the year ended December 31, 2023, the Company completed a private placement of 314,141 Units for aggregate proceeds of $1,005,249, or $3.20 per Unit. Each Unit consisted of one common share and one common share purchase warrant of the Company for an aggregate of 314,141 warrants. Each warrant entitles the holder thereof to acquire one common share of the Company for a price of $1.00 for a period of 3 years from the date of issuance.

A summary of the status of the Company’s total outstanding warrants and changes during the years ending December 31, 2024 and 2023 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2022	148,438	$1.00	3.0	$139,532
Issued	462,579	1.00	3.0	-
Balance Outstanding on December 31, 2023	611,017	1.00	2.5	574,356
Issued	289,751	2.70	3.0	-
Exercised	(775,237)	1.13
Balance Outstanding on December 31, 2024	125,531	4.09	3.26	90,952
Exercisable, December 31, 2024	125,531	$4.09	3.26	$90,952

(1)	The aggregate intrinsic value on December 31, 2023 and December 31, 2022, was calculated based on the difference between the calculated fair value on December 31, 2023 and December 31, 2022, of $1.94 and the exercise price of the underlying warrants. The balance on December 31, 2024, had an intrinsic value per share of $3.83, which is representative of the closing price of the Company’s common stock on Nasdaq market exchange on such date.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Warrants issued for convertible debt

During the year ended December 31, 2024, the Company entered into convertible note agreements with investors pursuant to which the Company issued and sold to the Investors (i) convertible notes in the principal amount of $275,001 and (ii) warrants to purchase up to 85,938 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment.

During the year ended December 31, 2023, the Company entered into a convertible note agreement with an investor whereby the Company issued and sold to the Investor (i) convertible note in the principal amount of $475,000 and (ii) warrants to purchase up to 148,538 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment.

Options

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2023	-	$-	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2023	-	-	-	-
Granted	322,500	3.40	5.0	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	322,500	$3.40	4.97	$138,675

For the year ended December 31, 2024 and 2023, the Company recorded $241,336 and $0, respectively, for stock-based compensation expense related to stock options. As of December 31, 2024, unamortized stock-based compensation for stock options was $242,132 to be recognized through December 31, 2025.

The options granted during the years ended December 31, 2024 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

December 31, 2024
Expected term, in years	4.06
Expected volatility	50.45%
Risk-free interest rate	4.39%
Dividend yield	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2024 and 2023, 1,082,500 and 595,000 of the Company’s common shares were issued for services pursuant to the 2022 Plan, respectively. As of December 31, 2024 and 2023, the Company had 2,522,500 and 3,575,000, respectively, shares available for issuance under the 2022 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2024, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Employment agreements

Daniyel Erdberg – Chief Executive Officer – Airborne Response Corp.

On March 21, 2022, the Company’s wholly owned subsidiary, Airborne Response Corp. (“Airborne”), entered into a three-year Employment Agreement, (“Agreement”) with Daniyel Erdberg, that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Erdberg will serve as Airborne’s Chief Executive Officer and will receive an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the Base Salary may be accrued and at the election of the Employee be paid in common stock of the Company. The Agreement provides for a performance bonus based upon certain customer contracts of 15% in 2022; 10% in 2023; and 5% in 2024 of the Contribution Margin provided by such contracts during the term of the Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. Additionally, Mr. Erdberg shall be entitled to receive an annual cash bonus of an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Erdberg shall receive one year base salary. During the years ended December 31, 2024 and 2023, Mr. Erdberg agreed to forgive an aggregate salary of $0 and $105,000, respectively.

Christopher Todd – Chief Operating Officer – Airborne Response Corp.

On March 21, 2022, Airborne entered into a three-year Employment Agreement, (“Agreement”) with Christopher Todd, that extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Todd will serve as Airborne’s Chief Operating Officer and will receive an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the Base Salary may be accrued and at the election of the Employee be paid in common stock of the Company. The Agreement provides for a performance bonus based upon certain customer contracts of 15% in 2022; 20% in 2022; 15% in 2023; and 10% in 2024 of the Contribution Margin provided by such contracts during the term of this Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. Additionally, Mr. Todd shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Todd shall receive one year base salary. During the years ended December 31, 2024 and 2023, Mr. Todd agreed to forgive an aggregate salary and benefits of $0 and $105,000, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Pravin Borkar – Chief Technology Officer Safe Pro Group Inc and President – Safe-Pro USA LLC

On June 7, 2022, the Company’s wholly owned subsidiary, Safe-Pro USA LLC. (“SPUSA”), entered into a three-year Employment Agreement, (“Agreement”) with Pravin Borkar, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mr. Borkar will serve as SPUSA’s President and Chief Technical Officer of Safe Pro Group Inc., (“Parent”). Mr. Borkar will receive an annual base salary of $225,000 with participation in retirement and welfare benefits of up to $1,500 per month for medical premiums, upon the date the Parent becomes effective on a national market system exchange. At the discretion of the Board of Directors, a portion of base salary may be accrued and at election of Mr. Borkar be paid in common stock of the Parent. Mr. Borkar shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay Mr. Borkar, $120,000 annual base salary, retroactive to January 1, 2023, until such time that the Company is listed on a National Market Exchange, which shall be deemed to have occurred upon the closing of this offering. Additionally, on August 26, 2023, in connection with the fourth amendment to the Exchange Agreement, the Company agreed that after the Company has listed its common shares for trading on a national market system exchange (the “Listing”), the Company shall award the former members of Safe-Pro USA a number of shares of the Company’s common stock equal to $2,500,000 (the “Listing Shares”), valued at the opening price on the date of the Listing. The Listing Shares will vest upon the Company achieving $5,000,000 in revenue through the sale of Safe-Pro USA manufactured products calculated on a trailing twelve-month basis calculated from the date of this amendment forward. Upon the Company achieving $5,000,000 in revenue through the sale of Safe-Pro USA manufactured products, calculated from the date of this amendment forward, the former Safe-Pro USA members will be entitled to a one-time payment in an amount equal to 10% of the net profits generated therefrom. The Company considered the Listing Shares to be compensatory in nature (See Note 3). The Listing Shares shall be accounted for pursuant to ASC 718 – Stock-based compensation. Pursuant to ASC 718, the value of the Listing Shares shall be recognized upon a successful IPO and when the attainment the performance condition of $5,000,000 in revenues is probable.

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

Theresa Carlise – Chief Financial Officer – Safe Pro Group Inc.

On June 22, 2023, the Company entered into a one-year Employment Agreement, (“Agreement”) that extends for an additional one-year renewal term unless either party gives 30-days’ advance notice of non-renewal, with Theresa Carlise. Under the Agreement, Ms. Carlise shall serve as Chief Financial Officer with annual base salary as follows (i) $5,000 per month from the Execution Date and for a period of six months (the “Initial Payment Period”), which shall accrue monthly and be payable upon listing on Nasdaq or other National Market System exchange or at such time after the effective date hereof that the Company has raised at least $750,000, whichever is earlier, (ii) $10,000 per month beginning in the seventh month after the Execution Date (the “Second Payment Period”), payable on the Company’s regular payment schedule. (iii) $15,000 per month beginning the day after the Company is listed for trading on Nasdaq or other National Market System exchange. In addition to the Base Salary of $15,000, the Employee shall additional be entitled to a car allowance of $600 per month and payment of 100% of her health insurance premium through the Company’s plan or if the Company doesn’t have a plan, then up to $1,500 per month of the actual premium paid for private health insurance. on listing on Nasdaq or other National Market System exchange, the term of this agreement will automatically be amended to re-commence a new one-year term, from the listing date thereof. Upon execution of this agreement Ms. Carlise received 30,000 fully vested restricted shares of the Company.

On November 1, 2023, the Company entered into Amendment No. 1 to the June 22, 2023 Agreement. Section 4(a)(i) and Section 4(a)(ii) of the Employment Agreement, regarding Annual Base Salary is hereby amended to read as follows: “(i) $10,000 per month from the Execution Date and for a period of six months (the “Initial Payment Period”), which shall accrue monthly and be payable upon listing on Nasdaq or other National Market System exchange, whichever is earlier $10,000 per month beginning the earlier of January 22, 2024 or at such time after the effective date hereof that the Company has raised at least $750,000 (the “Second Payment Period”), be payable semi-monthly less applicable taxes on the Company’s regular payroll processing schedule.”

On March 27, 2024, the Company and Ms. Carlise entered into Amendment No. 2 to the June 22, 2023 Agreement. On April 12, 2024, the Compensation and Nominating Committees of the Company’s Board of Directors and the Board of Directors approved the Amended and Restated Employment Agreement (“A&R Agreement’) for Theresa Carlise. The Nominating Committee appointed Ms. Carlise as Assistant Secretary, in addition to her current positions as Chief Financial Officer and Treasurer. The Compensation Committee approved the following: (i) the benefits provided within the Agreement, upon the listing on a National Market Exchange, which shall be deemed to have occurred upon the closing of this offering, were to be accrued from the effective date of June 22, 2023 forward,  to include $600 monthly auto allowance and insurance premiums of $1,500 month, (ii)  four weeks of PTO, of which unused portion will accrue into the following year, (iii) annual minimum increases to Base Salary between 10-20%, to be determined by the Compensation Committee  and (iii) adjustment to the language in Other Tax Matters, Section 409A.

As of December 31, 2024 and 2023, in connection with this employment agreement, the Company accrued wages due to this executive of $0 and $73,904, respectively, which is included in accrued compensation on the accompanying consolidated balance sheet.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Adjusted EBITDA Milestones	Bonus Awards Shares	Market Cap Milestones	Bonus Awards Shares

$500,000	100,000	$30.000,000	200,000
$1,000,000	200,000	$40,000,000	200,000
$2,000,000	225,000	$60,000,000	200,000
$4,000,000	237,500	$80,000,000	200,000
$5,000,000	237,500

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

As of December 31, 2024 and 2023, in connection with this employment agreement, the Company accrued wages and other benefits due to this executive of $0 and $69,000, respectively, of which $60,000 is included in accrued compensation and $9,000 is included in accrued expenses on the accompanying consolidated balance sheet.

Agreement with directors

On May 4, 2022, the Company entered into Letter Agreements with three Directors of the Company. For services to be performed, the Company agrees to pay each director an annual fee of $48,000 payable in equal monthly installments commencing upon listing on a national exchange. Additionally, the Company granted each director 50,000 common shares of the Company. Pursuant to the Letter Agreement, as amended, the vesting of these common shares is contingent upon an IPO event of the Company occurring. Since these common shares are contingent on the occurrence of an event for which probability could not be determined, no compensation cost would be recognized related to these common shares until the occurrence of the IPO event. In September 2022, the Company cancelled the letter agreement with one of these directors and 25,000 of his 50,000 common shares were cancelled. On November 1, 2023, the Company’s board of directors approved the vesting of an aggregate of 125,000 of these shares and recognized stock-based compensation upon vesting.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Contingent amounts due to related parties

As discussed in Note 13 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed (See Note 2 – Revenue Recognition under Safe-Pro USA for the 20% performance obligation) and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, net of 10% commissions payable and certain other expenses are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. The parties agreed that if the Company recognizes and collects the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361, net of 10% commissions payable and certain other expenses.

NOTE 12 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of December 31, 2024 and 2023, the Company had cash in bank in excess of FDIC insured levels of approximately $0 and $338,739, respectively.

Geographic concentrations of sales

The following table sets forth revenue as to each geographic location, for the years ended December 31, 2024 and 2023:

	December 31,
	2024		2023
USA	$1,750,668	80.7%	$609,366	66.4%
Europe	420,942	19.4%	-	-%
Asia & Pacific	(2,432)	(0.1)%	308,354	33.6%
	$2,169,178	100.0%	$917,720	100.0%

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Customer concentration

For the year ended December 31, 2024, three customers accounted for approximately 87.6% of total sales (19.3%, 19.2% and 49.1%, respectively). For the year ended December 31, 2023, three customers accounted for approximately 80.5% of total sales (33.6%, 18.0% and 28.9%, respectively). Additionally, for the year ended December 31, 2023, 33.6% of Safe-Pro USA’s sales were made to the Bangladesh Ministry of the Defense.

On December 31, 2024, one customer accounted for 89.5% of the total accounts receivable. On December 31, 2023, two customers accounted for 100.0% of the total accounts receivable balance, (52% and 48%).

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. Sales of Airborne Response are primarily seasonal based on weather conditions or patterns.

Supplier concentration

Suppliers:

The following table sets forth information regarding each supplier that accounted for 10% or more of the Company’s purchases for the years ended December 31, 2024 and 2023.

	December 31,		December 31,
	2024		2023

Barrday Corp	$2,590	0.3%	$54,399	25.3%
Industries Bitossi Inc.	$-	-	$67,631	31.5%
Minelab Electronics	$181,600	22.9%	$-	-
Southeast Drone Technologies	$101,750	12.8%	$-	-
Ideal Products Inc	$-	-	$4,512	2.1%

During the years ended December 31, 2024 and 2023, we purchased substantially all of our inventory and services from two suppliers, Minelab Electronics and Southeast Drone Technologies, for 12/31/2024, and Barrday Corp and Industries Bitossi, for 12/31/2023, see above. The loss of these suppliers may have a material adverse effect on our results of operations and financial condition. However, we believe that, if necessary, alternative vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024 and 2023 periods. Additionally, during 2024 and 2023, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the year ended December 31, 2024, the Company repaid $20,654 of these advances and assumed liabilities. During the year ended December 31, 2023, the Company was advanced funds of $298,361 and repaid $793,458 of these advances and assumed liabilities. On December 31, 2024 and 2023, amounts due to the former member amounted to $382,516 and $405,554, respectively, which is included in due to related parties on the accompanying consolidated balance sheets. See Note 11 – Contingencies for contingent amounts due to related parties.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

For the year ended December 31, 2024, the Company recorded related party accrued wages of $39,105 for Mr. Borkar, the President of Safe-Pro USA and an additional $39,107 accrued wages as recorded in accrued expenses for his spouse, who is also employed by the Company as Vice President of Safe-Pro USA. For the years ended December 31, 2024 and 2023, total wages for the spouse of the President of Safe-Pro USA were $159,107 and $112,950, respectively.

Production expenses – related party

During the years ended December 31, 2024 and 2023, the Company incurred production supplies and services from a company owned by the spouse of Mr. Borkar, American Protection Works in the amount of $18,765 and $22,730, respectively, which is included in cost of sales on the accompanying consolidated statements of operations.

Contributed services

During the year ended December 31, 2024 and 2023, Mr. Erdberg and Mr. Todd agreed to forgive aggregate salary of $0 and $210,000, respectively, which has been recorded as contributed capital as presented on the consolidated statement of shareholders’ equity.

NOTE 14 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2022, the Company entered into a 36-month lease agreement for the lease of office space under a non-cancellable operating lease through July 31, 2025. During the term of lease, the Company shall pay base rent of $2,704 from August 1, 2022 to July 1, 2023, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. In connection with this lease, on August 1, 2022, the Company incurred the right of use assets and lease liabilities of $92,509.

In July 2021, Safe-Pro USA entered into a 62-month lease agreement for the lease of office, manufacturing and warehouse space under a non-cancellable operating lease through September 30, 2026. During the term of lease, the Company shall pay base rent of $3,043 from August 1, 2021 to September 30, 2022, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. Common area assessments and sales tax for the lease payments are expensed monthly as incurred. In connection with the Company’s acquisition of Safe-Pro USA, on June 7, 2022, the Company acquired the right of use assets and assumed lease liabilities of $154,265 and $156,963, respectively.

In April 2024, Airborne Response entered into a 39-month lease agreement for the lease of a vehicle under a non-cancellable operating lease through July 2027. During the term of lease, the Company shall pay monthly payments of $296 from April 2024 to July 2027. In connection with the signing of the vehicle lease, the Company’s recorded a right of use assets and lease liabilities of $19,583 and $9,835, respectively.

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2022 the Company had elected the ‘package of practical expedients, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing new leases for property and equipment, the Company analyzed the new leases and determined it is required to record a lease liability and the right of use asset on its consolidated balance sheets, at fair value.

During the year ended December 31, 2024 and 2023, in connection with its property operating leases, the Company recorded rent expense of $91,513 and $89,488, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

On December 31, 2024 and 2023, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2024	December 31, 2023
Office lease right of use assets	$277,514	$246,774
Auto lease right of use asset	19,583	-
Less: accumulated amortization	(195,476)	(93,370)
Balance of ROU assets	$101,621	$153,404

On December 31, 2024 and 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2024	December 31, 2023
Lease liabilities related to office lease right of use assets	$91,113	$159,634
Lease liabilities related to auto lease right of use asset	7,595	-
Less: current portion of lease liabilities	(63,115)	(68,522)
Lease liabilities – long-term	$35,592	$91,112

Other information:	December 31, 2024	December 31, 2023

Weighted average remaining lease term – operating leases	1.57 years	2.37 years
Weighted average discount rate – operating leases	4.60%	4.50%

On December 31, 2024, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ending December 31,	Amount
2025	$63,116
2026	35,097
2027	1,183
Total minimum non-cancellable operating lease payments	99,396
Less: discount to fair value	(688)
Total lease liabilities on December 31, 2024	$98,708

NOTE 15 – SEGMENT REPORTING

During the year ended December 31, 2024 and 2023, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Information with respect to these reportable business segments for the years ending December 31, 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2024	2023
Revenues:
Safe-Pro USA	$873,274	$622,455
Airborne Response	1,280,863	295,265
Safe Pro AI	15,041	-
	2,169,178	917,720
Depreciation and amortization:
Safe-Pro USA	109,702	108,965
Airborne Response	155,359	128,821
Safe Pro AI	74,550	-
Other (a)	1,472	1,223
	341,083	239,009
Interest expense:
Safe-Pro USA	6,717	5,724
Airborne Response	983	-
Safe Pro AI	-	-
Other (a)	298,816	2,503
	306,516	8,227

Net (loss) income:
Safe-Pro USA	(366,564)	(453,318)
Airborne Response	(182,966)	(449,306)
Safe Pro AI	(375,332)	(373,665)
Other (a)	(6,503,599)	(5,056,370)
	$(7,428,461)	$(6,314,649)

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

	December 31, 2024	December 31, 2023
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$217,134	$265,402
Airborne Response	71,444	49,895
Safe Pro AI	22,143	-
Other (a)	4,160	5,631
	$314,881	$320,928

NOTE 16 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2024 and 2023 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective Federal statutory rate of 21%, and the Company’s effective tax rate for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Income tax benefit at U.S. statutory rate	$(1,559,977)	$(1,326,077)
Income tax benefit – State	(521,868)	(315,732)
Other permanent items	3,822	-
Tax return true-up	(727,235)	-
Non-deductible expenses	-	983,499
Change in valuation allowance	2,805,258	658,360
Total provision for income tax	$-	$-

The following is a summary of the components of deferred tax assets and liabilities as of December 31, 2024 and 2023:

Deferred Tax Asset:	December 31, 2024	December 31, 2023
Net operating loss carryforward	$1,651,702	$738,650
Depreciation	506	-
Amortization	54,689	-
Stock based compensation	1,700,823	-
Capitalized research and development	86,906	-
ROU liabilities	25,017	-
Accrued expenses	38,108	-
Other	11,912	-
Total deferred tax assets	3,569,663	738,650
Deferred tax liabilities:
ROU assets	(25,756)	-
Total deferred tax liabilities	(25,756)	-
Less: Valuation allowance	(3,543,907)	(738,650)

Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $6,480,000 on December 31, 2024. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2024 and 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2024, the valuation allowance increased by $2,805,257. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. All estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2023, and 2024 Corporate Income Tax Return is subject to Internal Revenue Service examination.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 17 – SUBSEQUENT EVENTS

On February 27, 2025, the Company’s compensation committee of the board of directors approved the issuance of 150,000 shares of common stock to a newly appointed advisory board director of which 100,000 vest on March 1, 2025 and 50,000 vest on September 1, 2025, and issued to the same director 350,000 options to purchase shares of common stock with the following terms:

●	75,000 options with an exercise price of $5.00 per share and vest on March 1, 2025
●	75,000 options with an exercise price of $6.00 per share and vest on September 1, 2025
●	100,000 options with an exercise price of $7.50 per share and vest on March 1, 2026
●	100,000 options with an exercise price of $10.00 per share and vest on September 1, 2026

On February 28, 2025, the Company’s compensation committee of the board of directors approved the issuance of 400,000 shares of common stock which vest immediately to the Chief Executive Officer for achieving market cap milestones as set forth in his employment agreement.

On February 28, 2025, the Company’s compensation committee of the board of directors approved the issuance of 100,000 shares of common stock which vest immediately to a consultant for services rendered.

On March 11, 2025, the Company’s compensation committee of the board of directors approved the issuance of 50,000 shares of common stock to a newly appointed advisory board director of which 25,000 vest immediately and 25,000 vest on September 11, 2025.

On March 20, 2025, the Company’s compensation committee of the board of directors approved the issuance of 12,500 fully vested restricted shares of common stock to a consultant. In addition, the board of directors granted 12,500 warrants to purchase common stock, at an exercise price of $4.70, a five year term, which vests, on September 21, 2025, contingent upon the continued services of consultant.

