Form 10-Q
period 2025-03-31
Safe Pro Group Inc.
filed 2025-05-15
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the registrant had outstanding 15,172,185 shares of common stock.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$912,219	$1,970,719
Accounts receivable and other receivables, net	15,785	123,686
Inventory	313,717	342,061
Prepaid expenses and other current assets	243,932	313,663

Total current assets	1,485,653	2,750,129

OTHER ASSETS:
Property and equipment, net	314,103	314,881
Right of use assets, net	82,751	101,621
Intangible assets, net	1,109,416	1,088,645
Goodwill	684,867	684,867
Security deposits	9,800	9,800

Total other assets	2,200,937	2,199,814

TOTAL ASSETS	$3,686,590	$4,949,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$226,059	$119,812
Accrued expenses	123,580	90,264
Accrued compensation	12,812	115,344
Due to related parties	428,233	421,623
Contract liabilities	26,742	83,768
Lease liabilities, current portion	54,599	63,115

Total current liabilities	872,025	893,926

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	25,205	35,592

Total long-term liabilities	171,205	181,592

Total liabilities	1,043,230	1,075,518

SHAREHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Series B preferred stock; 3,275,000 shares designated, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Common stock; $0.0001 par value, 200,000,000 shares authorized, 15,172,185 and 14,534,685 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,517	1,453
Additional paid-in capital	20,857,611	18,123,723
Accumulated deficit	(18,215,768)	(14,250,751)

Total shareholders’ equity	2,643,360	3,874,425

Total liabilities and shareholders’ equity	$3,686,590	$4,949,943

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2025	2024

REVENUES:
Product sales	$140,600	$222,356
Services	44,202	85,297

Total Revenues	184,802	307,653

COST OF REVENUES:
Product sales	104,187	148,212
Services	19,049	32,226

Total Cost of Revenues	123,236	180,438

GROSS PROFIT	61,566	127,215

OPERATING EXPENSES:
Salary, wages and payroll taxes	2,024,543	434,578
Research and development	-	85,777
Professional fees	1,602,148	460,773
Selling, general and administrative expenses	355,863	185,372
Depreciation and amortization	84,702	45,601

Total Operating Expenses	4,067,256	1,212,101

LOSS FROM OPERATIONS	(4,005,690)	(1,084,886)

OTHER INCOME (EXPENSES):
Other income	29,615	-
Interest income	12,703	-
Interest expense	(1,645)	(58,974)

Total Other Income (Expenses), net	40,673	(58,974)

NET LOSS	$(3,965,017)	$(1,143,860)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.27)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	14,747,185	8,779,825

See accompanying notes to the unaudited condensed consolidated financial statements

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	8,734,770	$873	$8,597,147	$(6,822,290)	$1,776,358

Common shares issued for professional services rendered	-	-	-	-	50,000	5	97,995	-	98,000

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	76,802	-	76,802

Net loss	-	-	-	-	-	-	-	(1,143,860)	(1,143,860)

Balance, March 31, 2024	3,000,000	$300	3,275,000	$328	8,784,770	$878	$8,771,944	$(7,966,150)	$807,300

For the Three Months Ended March 31, 2025

	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2024	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$(14,250,751)	$3,874,425

Stock based compensation in relation to restricted stock awards	-	-	-	-	637,500	64	2,435,561	-	2,435,625

Fair value of options and warrants							233,712	-	233,712

Contributed capital							64,615	-	64,615

Net loss	-	-	-	-	-	-	-	(3,965,017)	(3,965,017)

Balance, March 31, 2025	-	$-	-	$-	15,172,185	$1,517	20,857,611	$(18,215,768)	$2,643,360

See accompanying unaudited notes to the condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,965,017)	$(1,143,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	103,366	60,677
Stock-based compensation and professional fees	2,435,625	98,000
Amortization of debt discount	-	36,785
Fair value of options and warrants granted	233,712	-
Change in operating assets and liabilities:
Accounts receivable	107,901	90,491
Inventory	28,344	(43,480)
Prepaid expenses and other assets	69,731	(163,113)
Accounts payable	106,247	(14,083)
Accrued expenses	97,931	(20,503)
Contract liabilities	(57,026)	343,517
Lease liability	(33)	(6)
Accrued compensation	(102,532)	187,559

NET CASH USED IN OPERATING ACTIVITIES	(941,751)	(568,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,247)	-
Investment in internal-use software	(105,112)	-

NET CASH USED IN INVESTING ACTIVITIES	(123,359)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	275,001
Proceeds from related party advances	15,816	-
Repayment of due to related party	(9,206)	(10,746)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,610	264,255

NET DECREASE IN CASH	(1,058,500)	(303,761)

CASH, beginning of period	1,970,719	703,368

CASH, end of period	$912,219	$399,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,645	$2,404
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of options and warrants granted	$233,712	$-
Contributed services	$64,615	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

NOTE 1 - NATURE OF ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity and going concern uncertainties

As reflected in the accompanying unaudited condensed consolidated financial statements; the Company generated a net loss of $3,965,017 and used cash in operations of $941,751, during the three months ended March 31, 2025 and has an accumulated deficit of $18,215,768 as of March 31, 2025. As of March 31, 2025, the Company had working capital of $613,628.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. To date, the Company has experienced negative operating cash flows and has incurred substantial operating losses from its activities. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources, future product sales, and through the issuance of debt or equity.

We have generated limited revenues to date from the sale of products and services. We have never been profitable and have incurred significant net losses each year since our inception. As reflected in the accompanying condensed consolidated financial statements; the Company generated a net loss of $3,965,017 and used cash in operations of $941,751 during the three months ended March 31, 2025, and has an accumulated deficit of $18,215,768 as of March 31, 2025. As of March 31, 2025, the Company had working capital of $613,628.

As of May 12, 2025, we have cash on hand of $1,491,290 and working capital of $1,698,910, as adjusted for contingent liability of related party payable of $382,331, which is payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer, while the Company expects revenue to generate cash flow will be enough to support its cash needs, these revenue projections are based on opportunities and not finite customer contracts, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management is using its current working capital for research and development and general working capital needs. Management’s investment in infrastructure and its added design developments in “SpotlightAI” are positioning the Company for future revenue growth. Management cannot provide assurance that the Company will continue to achieve profitable operations, become cash flow positive or raise additional equity capital. Management’s plan to address the going concern risk includes the submittal of bids for business from new customers. Additionally, the Company is seeking to raise capital through additional equity financings to fund its operations in the future. If the Company is unable to raise capital in the near future or secure new customer contracts, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On May 9, 2025, the Company closed on a private offering pursuant to certain Securities Purchase Agreements (each, an “Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors purchased: (i) 1,050 shares of Series C convertible preferred stock (the “Preferred Stock”) a price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $1.05 million, and (ii) three-year warrants to purchase the number of shares of Company’s common stock (“Common Stock”) equal to the number of Conversion Shares (defined below) underlying the Preferred Stock on the date of issuance at an exercise price of $2.93 per share (the “Warrants”). Each share of Preferred Stock has a stated value (the “Stated Value”) of $1,100 per share. Each holder of Preferred Stock may convert all, or any part, of the Stated Value the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares”) at an initial fixed “Conversion Price” of $2.25, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

On August 29, 2024, pursuant to the initial public offering (“IPO”), the Company sold 1,020,000 shares of common for gross proceeds of $5,100,000 and received net proceeds of $4,179,500, after fees and expenses of $920,500. During December 2024, the company received cash consideration of $878,078 for the exercise of warrants.

The net proceeds from the above, serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

Basis of presentation and principles of consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Safe-Pro USA, Airborne Response, and Safe Pro AI. All intercompany accounts and transactions have been eliminated in consolidation.

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2024 and 2023 of the Company which is included in Form 10-K as filed on March 31, 2025.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2025 and 2024, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of March 31, 2025 and December 31, 2024, the Company had no cash in bank in excess of FDIC insured levels.

The Company’s results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including conditions that are outside of its control, including the impact of health and safety concerns, and war in Ukraine and the Middle East. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for the Company’s products and services and its ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain the Company’s domestic and international customers, possibly resulting in delays in customer payments. Any of the foregoing could harm the Company’s business and it cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact the Company’s business.

Revenue recognition

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

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

Revenue from Safe-Pro USA customers is generally recognized at the time of shipment, which is the time that the Company satisfies its performance obligations.

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

Safe Pro AI

Safe Pro AI sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which will allow for the rapid, automated processing of aerial and ground-based imagery uploaded by customers, making it an ideal solution for a number of applications including demining, in law enforcement and security. The Company’s SaaS offerings are sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers utilize declining prices as the volume grows. Under this model, customers are charged an upfront fee based upon the number of gigapixels of aerial images uploaded into the system for processing. For customer convenience, Safe Pro AI initially charges data processing fees on a per hectare basis (1 hectare = 1,000 square meters). Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of March 31, 2025 and December 31, 2024, customer advanced payments amounted to $26,742 and $83,768, respectively, which are included in contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

Advertising costs

All costs related to advertising the Company’s services and products are expensed in the period incurred. For the three months ended March 31, 2025 and 2024, advertising costs charged to operations were $61,876 and $13,645, respectively, are included in general and administrative expenses on the accompanying consolidated statements of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2025 and 2024, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31,
	2025	2024
Stock warrants	125,531	696,955	(1)
Stock options	236,250	-
Common shares issuable upon conversion of convertible notes	-	234,376
Common shares issuable upon conversion of Preferred Series A	-	1,500,000
Common shares issuable upon conversion of Preferred Series B	-	1,310,000
Total	361,781	3,741,331

(1)	Does not include Representative warrants issued to underwriter for 51,000, which are not exercisable until March 1, 2025.

The Company has 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares authorized. On August 28, 2024, 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares were converted into 1,500,000 and 1,310,000 common shares respectively. During the three months ended March 31, 2025 and 2024, the Company had 0 and 1,500,000, respectively, of Series A Preferred and 0 and 1,310,000, respectively, of Series B Preferred shares issued and outstanding. (See Note 8).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Recent accounting pronouncements

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

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

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

NOTE 2 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On March 31, 2025 and December 31, 2024, accounts receivable consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable	$15,785	$123,686
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$15,785	$123,686

For the three months ended March 31, 2025 and 2024, the Company did not record any bad debt expense related to accounts receivable.

Performance bond receivable

On March 31, 2025 and December 31, 2024, other receivables consisted solely of performance bond receivables as follows:

	March 31, 2025	December 31, 2024
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by a former customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of March 31, 2025 and December 31, 2024, there were no performance bonds receivable and outstanding.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

NOTE 3 – INVENTORY

On March 31, 2025 and December 31, 2024, inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$286,905	$259,658
Work in process	5,391	60,229
Finished goods	21,421	22,174
Less reserve for obsolete inventory	-	-
Total	$313,717	$342,061

NOTE 4 – PROPERTY AND EQUIPMENT

On March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	129,537	115,423
Software library	10,000	10,000
Furniture, fixtures and office equipment	11,463	7,329

Less accumulated depreciation	(176,906)	(157,880)
Total	314,103	314,881

For the three months ended March 31, 2025, depreciation expense amounted to $19,026. For the three months ended March 31, 2024, depreciation expense amounted to $15,443.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

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

During the three months ended March 31, 2025, the Company capitalized $105,112 of its direct costs. For the three months ended March 31, 2025, the Company has $1,109,416 of finite lived intangible assets, net.

As of March 31, 2025, intangible assets subject to amortization consisted of the following:

	March 31, 2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(203,093)	$187,907
Contractual employment agreements	3	310,000	(291,122)	18,878
Acquired capitalized internal-use software development costs	3	1,023,325	(117,694)	905,631
		$1,721,325	$(611,909)	$1,109,416

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

For the three months ended March 31, 2025, amortization of intangible assets amounted to $84,341.

As of December 31, 2024, intangible assets subject to amortization consisted of the following:

	December 31, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(183,819)	$204,181
Contractual employment agreements	3	310,000	(271,337)	38,663
Acquired capitalized internal-use software development costs	3	918,213	(72,412)	845,801
		$1,616,213	$(428,068)	$1,088,645

For the year ended December 31, 2024 amortization of intangible assets amounted to $271,235.

On March 31, 2025 and December 31, 2024, goodwill consisted of the following:

	March 31, 2025	December 31, 2024
Safe-Pro USA	$518,255	$518,255
Airborne Response	166,612	166,612
Total goodwill	$684,867	$684,867

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending March 31:	Amount
2025	$245,179
2026	272,712
2027	249,424
2028	204,665
2029	137,436
Total	$1,109,416

NOTE 6 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). The SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note, with a term of 30 years or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum. The SBA Loan is secured by a continuing security interest in and to any and all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of March 31, 2025 and December 31, 2024, accrued interest related to this note amounted to $3,091 and $5,227, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

On March 31, 2025 and December 31, 2024, notes payable consisted of the following:

	March 31, 2025	December 31, 2024

Notes payable	$146,000	$146,000
Total notes payable	146,000	146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

The following schedule provides minimum future note payable principal payments required during future periods:

Year ending December 31:	Amount
2025	$-
2026	2,535
2027	3,219
2028	3,342
2029	3,469
2030	3,602
Thereafter	129,833
Total note payable	$146,000

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 27, 2023, the Company received net proceeds of $475,000 in relation to a convertible debt agreement with an investor in the principal amount of $475,000, which matured on December 27, 2024, at an interest rate of 15% per annum and a default interest rate of 18% per annum. The convertible debt agreement provided warrants to purchase up to 148,438 shares of the Company’s common stock at an exercise price of $1.00, with a term of three years. The investor may convert any outstanding and unpaid principal portion and accrued and unpaid interest of the convertible note into shares of the Company’s common stock at the conversion price of $3.20 per share, subject to price protection and 4.9% beneficial conversion limitation. The warrants were valued at $184,063, or $1.24, and using the relative fair value method, the Company recorded as a debt discount of $132,658 to be amortized over the life of the convertible note. The warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.91%, expected dividend yield of 0%, expected option term of three years, and expected volatility of 70.0% based on the calculated volatility of comparable companies.

During March 2024, the Company received net proceeds of $275,001 in relation to a convertible debt agreement with an investor in the principal amount of $475,000, which mature in March of 2025 at an interest rate of 15% per annum and a default interest rate of 18% per annum. The convertible debt agreement provided warrants to purchase up to 85,938 shares of the Company’s common stock at an exercise price of $1.00, with a term of three years. The investor may convert any outstanding and unpaid principal portion and accrued and unpaid interest of the convertible note into shares of the Company’s common stock at the conversion price of $3.20 per share, subject to price protection and 4.9% beneficial conversion limitation. The warrants were valued on the grant date at $106,563, or $1.24, using the relative fair value method. Warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.91%, expected dividend yield of 0%, expected option term of three years, and expected volatility of 70.0% based on the calculated volatility of comparable companies.

On August 27, 2024, the December 2023 Convertible Note and March 2024 Convertible Notes with principal balances of $750,001 and accrued interest payable of $58,531, were converted into 252,666 common shares of the Company, pursuant to contractual conversion terms.

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not record any amortization of debt discount.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred Stock

On June 7, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation, to designate 3,000,000 shares of the Series A Preferred, par value $0.0001. The Certificate of Designation became effective in the state of Delaware on January 20, 2023. Each share of Series A Preferred had an initial stated value of $10.00 per share. On August 28, 2023, the Company amended its Series A Preferred Certificate of Designation, to amend the Series A Stated Value to $2.50 per share.

Each share of Series A Preferred was convertible into the number of common shares equal to the Series A Stated Value ($2.50) divided by the Fair Market Value of the common stock. The Fair Market Value is equal to the average of the closing price for the Company’s common stock on a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price, subject to price protection. Series A Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Preferred Series A were contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange. The holders of the Series A Preferred shall be entitled to a dividend that is payable to the holders of the Company’s common stock as well as certain liquidation rights.

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

Series B Preferred Stock

On August 29, 2022, the Company’s board of directors approved an Amendment to its Articles of Incorporation, to designate 3,275,000 shares of the Series B Preferred, par value $0.0001. The Certificate of Designation became effective in the state of Delaware on January 20, 2023. Each share of Series B Preferred had a stated value of $2.00 per share.

Each share of Series B Preferred was convertible into the number of common shares equal to the Series B Stated Value ($2.00) divided by the Fair Market Value of the common stock. The Fair Market Value is equal to the average of the closing price for the Company’s common stock on a National Market Exchange, for the 20 trading days prior to conversion or in the case of an initial public offering the initial listing price, subject to price protection. Series B Preferred has voting rights equal to the number of common shares into which it may convert. The conversion rights of Preferred Series B were contingent upon the Company’s completion of the initial public offering and/or listing on a National Market Exchange. The holders of the Series B Preferred shall be entitled to a dividend that is payable to the holders of the Company’s common stock as well as certain liquidation rights.

On August 29, 2022, in connection with the acquisition of 100% of Airborne Response, the Company issued 3,275,000 share of Series B preferred stock. On August 27, 2024, in conjunction with the Company’s initial public offering, the Series B Preferred shares were converted into 1,310,000 shares of common stock.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Common stock issued for compensation and services

2025

On February 27, 2025, the Company issued 100,000 restricted stock awards, pursuant to its 2022 Equity Plan, at a fair market value of $3.90, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $390,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On February 28, 2025, the Company issued 400,000 restricted stock awards, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to Mr. Erdberg, the Company’s CEO, as pursuant to his contractual agreement with the Company. Stock based compensation in the amount of $1,552,500 is recorded and is represented in Salary, wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations.

Also on February 28, 2025, the Company issued 100,000 restricted stock awards, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $380,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On March 11, 2025, the Company issued 25,000 restricted stock awards, pursuant to its 2022 Equity Plan, at a fair market value of $3.06, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $76,500 is recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On March 20, 2025, the Company issued 12,500 restricted stock awards, outside of its 2022 Equity Plan, at a fair market value of $2.93, representing the market close on date of issuance. The award was issued to individuals for services. Stock based professional fees in the amount of $36,625 is recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

2024

During the three months ended March 31, 2024, the Company issued 50,000 vested common shares to a director for services rendered pursuant to a January 9, 2024 board of directors’ agreement. The Company valued these common shares at the fair value of $98,000, or $1.96 per share based on sales of common stock units in recent private placements. In connection with these shares, during the three months ended March 31, 2024, the Company recorded stock-based professional fees of $98,000.

Contributed capital

On March 31, 2025, Mr. Borkar, President of Safe-Pro USA and an employee, which is his spouse, agreed to forgive aggregate accrued salary of $64,615, which has been recorded as contributed capital as presented on the condensed consolidated statement of shareholders’ equity. See Note 11.

Representative warrants

In connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. Pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Warrant”). The Warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025, and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. The Warrant provides for registration rights (including piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the price of the Warrant and the number of shares underlying the Warrant) resulting from corporate events (which would include dividends, reorganization, mergers and similar events). The Warrant and the common stock underlying the Warrant were registered as a part of the Registration Statement.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the three months ended March 31, 2025 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2024	125,531	$4.09	3.26	$90,952
Issued	12,500	4.07	5.0	-
Balance Outstanding on March 31, 2025	138,031	$4.09	3.20	$23,599
Exercisable, March 31, 2025	125,531	$4.09	3.02	$23,599

For the three months ending March 31, 2025 and 2024, the Company recorded $794 and $0, respectively, for stock-based compensation expense related to warrants. As of March 31, 2025, unamortized stock-based compensation for warrants was $ 14,652 to be recognized through December 31, 2025.

The warrants granted during the three months ended March 31, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

March 31, 2025
Expected term, in years	5.0
Expected volatility	54.41%
Risk-free interest rate	4.01%
Dividend yield	-

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

A summary of the status of the Company’s total outstanding warrants and changes during the three months ended March 31, 2024 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2023	611,017	$1.00	2.5	$574,356
Issued	85,938	1.00	3.0	-
Balance Outstanding on March 31, 2024	696,955	$1.00	2.3	$669,077
Exercisable, March 31, 2024	696,955	$1.00	2.3	$669,077

(1)	The aggregate intrinsic value on March 31, 2024 was calculated based on the difference between the calculated fair value on March 31, 2024 of $1.96 and the exercise price of the underlying warrants. The aggregate intrinsic value on December 31, 2023 was calculated based on the difference between the calculated fair value on December 31, 2023 of $1.94 and the exercise price of the underlying warrants.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

Options

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	322,500	$3.40	4.97	$138,675
Granted	350,000	7.36	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2025	672,500	5.46	2.56	-

Exercisable at March 31, 2025	236,250	3.91	4.78	-

For the three months ending March 31, 2025 and 2024, the Company recorded $232,918 and $0, respectively, for stock-based compensation expense related to stock options. As of March 31, 2025, unamortized stock-based compensation for stock options was $505,639 to be recognized through September 30, 2026.

The options granted during the three months ended March 31, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

March 31, 2025
Expected term, in years	5.0
Expected volatility	55.79%
Risk-free interest rate	4.09%
Dividend yield	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2024 and 2023, 1,082,500 and 595,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the three months ended March 31, 2025, 1,050,000 of the Company’s common shares and options issued for services and compensation, as described above, were issued pursuant to the 2022 Plan. As of March 31, 2025, the Company had 1,472,500 shares available for issuance under the 2022 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2025, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

Contingent amounts due to related parties

As discussed in Note 11 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. On March 19, 2025, the Company received $37,615 in regard to this contingent obligation net of commissions payable. Furthermore, the remaining balance of $428,233 due to related party is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 10 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of March 31, 2025 and December 31, 2024, the Company recorded no cash in bank in excess of FDIC insured levels. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

During the three months ended March 31, 2025, 21.3% of total sales were to a customer in Canada and 66.3% of total sales were to customers in the United States, respectively. During the three months ended March 31, 2024, 21.3% of total sales were to a customer in Canada and 78.7% of total sales were to customers in the United States.

Customer concentration

For the three months ended March 31, 2025, three customers accounted for approximately 94.4% of total sales (Mriya Aid 33.7%, Classic Custom 39.1% and JDET Advance Forensics 21.6%, respectively). For the three months ended March 31, 2024, three customers accounted for approximately 95.3% of total sales (Classic Custom 49.4%, Mriya Aid 21.0% and Florida Power & Light 24.8%, respectively).

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

For the three months ended March 31, 2024, three customers accounted for approximately 95.3% of total sales (49.5%, 21.0% and 24.8%, respectively.

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On March 31, 2025, one customer accounted for 84.5% of the total accounts receivable balance. On March 31, 2024, one customer accounted for 79% of the total accounts receivable balance.

Supplier concentration

During the three months ended March 31, 2025, the Company purchased approximately 88.9% of its inventory from four suppliers (American Protection Works 10.0%, Avient Protective Materials 42.0%, Lincoln Fabrics 15.3% and Chatsuboo.net 21.7%. During the three months ended March 31, 2024, the Company purchased approximately 72.2% of its inventory from two suppliers, (Minelab Electronics 40.1% and Hextronics 42.1%.)

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the nine months ended March 31, 2024, the Company repaid $18,434 of these advances and assumed liabilities. During the year ended December 31, 2023, the Company was advanced funds of $298,361 and repaid $793,458 of these advances and assumed liabilities. During the period from June 8, 2022 to December 31, 2022, the Company had advanced funds of $93,003 and repaid $814,892 of these advances and assumed liabilities. On March 31, 2024 and December 31, 2023, amounts due to the former member amounted to $387,120 and $405,554, respectively, which is included in due to related parties on the accompanying unaudited consolidated balance sheets. See Note 9 –Contingent amounts due to related parties.

On March 31, 2025, Mr. Borkar waived accrued salary in aggregate of $56,538, as due under his Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2024, approximately $32,308 was waived and was recorded as contributed capital as of March 31, 2025, see Note 8. For the three months ended March 31, 2025, approximately $24,231 was waived and recorded as an offset to wages on the Company’s unaudited condensed consolidated statement of operations. For the three months ended March 31, 2025, the accrued wages balance for Mr. Borkar was $10,508.

On March 31, 2025, a spouse of Mr. Borkar waived the accrued salary in aggregate of $56,538, as due under her Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2024, approximately $32,308 was waived and was recorded as contributed capital as of March 31, 2025, see Note 8. For the three months ended March 31, 2025, approximately $24,231 was waived and recorded as an offset to salary wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations. For the three months ended March 31, 2025, the accrued wages balance for the spouse of Mr. Borkar was $10,508.

For the three months ended March 31, 2025 and 2024, the Company recorded net wages of $27,692.28, for the spouse of Mr. Borkar.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Related party purchases

During the three months ended March 31, 2025 and 2024, the Company purchased inventory and services from a company owned by the spouse of Mr. Borkar, in the amount of $4,599 and $0, respectively, which is included in cost of sales on the accompanying unaudited consolidated statements of operations.

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

During the three months ended March 31, 2025, in connection with its operating property leases, the Company recorded rent expense of $23,272, and for the three months ended March 31, 2024, the company recorded rent expense of $22,710, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On March 31, 2025 and December 31, 2024, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2025	December 31, 2024
Office lease right of use assets	$277,514	$277,514
Auto lease right of use asset	19,583	19,583
Less: accumulated amortization	(214,346)	(195,476)
Balance of ROU assets	$82,751	$101,621

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Other information:	March 31, 2025	December 31, 2024

Weighted average remaining lease term – operating leases	1.32 years	1.57 years
Weighted average discount rate – operating leases	4.60%	4.60%

On March 31, 2025 and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2025	December 31, 2024
Lease liabilities related to office lease right of use assets	$72,962	$91,113
Lease liabilities related to auto lease right of use asset	6,842	7,595
Less: current portion of lease liabilities	(54,599)	(63,115)
Lease liabilities – long-term	$25,205	$35,592

On March 31, 2025, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended March 31,	Amount
2025	$45,582
2026	35,592
2027	1,183
Total minimum non-cancellable operating lease payments	82,358
Less: discount to fair value	(2,554)
Total lease liabilities on March 31, 2025	$79,804

NOTE 13 – SEGMENT REPORTING

During the three months ended March 31, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Information with respect to these reportable business segments for the three months ended March 31, 2025 and 2024 was as follows:

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Safe-Pro USA	$140,600	$222,356
Airborne Response	4,204	85,297
Safe Pro AI	39,998	-
	184,802	307,653
Depreciation and amortization (a):
Safe-Pro USA	26,978	27,312
Airborne Response	29,099	32,998
Safe Pro AI	46,928	-
Other (b)	361	367
	103,366	60,677
Interest expense:
Safe-Pro USA	94	-
Airborne Response	201	2,142
Safe Pro AI	-	-
Other (b)	1,350	56,832
	1,645	58,974

Net (loss) income:
Safe-Pro USA	(65,689)	(63,477)
Airborne Response	(146,425)	(144,667)
Safe Pro AI	(146,931)	(85,937)
Other (b)	(3,605,972)	(849,779)
	$(3,965,017)	$(1,143,860)

(a)	Depreciation is recorded in Safe-Pro USA, Airborne Response and Safe Pro AI in cost of sales on the Company’s condensed consolidated unaudited statement of operations in cost of sales and has been described above, separately.
(b)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

	March 31, 2025	December 31, 2024
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$30,446	$45,553
Airborne Response	173,339	197,291
Safe Pro AI	905,631	845,801
Other (a)	-	-
	$1,109,416	$1,088,645

NOTE 14 – SUBSEQUENT EVENTS

On May 9, 2025, Safe Pro Group Inc. (the “Company”) closed on a private offering pursuant to certain Securities Purchase Agreements (each, an “Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors purchased: (i) 1,050 shares of Series C convertible preferred stock (the “Preferred Stock”) a price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $1.05 million, and (ii) three-year warrants to purchase the number of shares of Company’s common stock (“Common Stock”) equal to the number of Conversion Shares (defined below) underlying the Preferred Stock on the date of issuance at an exercise price of $2.93 per share (the “Warrants”).

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(unaudited)

Series C Convertible Preferred Stock

In connection with the signing of the Agreements, the Company designated 2,000 shares of the Company’s authorized and unissued preferred stock as Series C Preferred Stock and established the rights, preferences and privileges of the Preferred Stock pursuant to the Certificate of Designations of Rights and Preferences of the Series C Preferred Stock (the “Certificate of Designations”), which was filed with the Secretary of State of the State of Delaware, as summarized below:

General. Each share of Preferred Stock has a stated value (the “Stated Value”) of $1,100 per share and, when issued, the Preferred Stock will be fully paid and non-assessable.

Dividends. The holders of Preferred Stock will be entitled to receive dividends on an as-converted basis equal to and at the time as any dividends are paid to the holders of the Common Stock.

Conversion at Option of Holder. Each holder of Preferred Stock may convert all, or any part, of the Stated Value the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at an initial fixed “Conversion Price” of $2.25, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

Company Optional Redemption. At any time, the Company shall have the right to redeem in cash all, or a portion of, the shares of Preferred Stock then outstanding at a price equal to $1,100 per share of Preferred Stock.

Liquidation Preference. Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the Preferred Stock shall be entitled to receive in cash out of the assets of the Company, an amount equal to the Stated Value per share of Preferred Stock, before any payments are made or distributed to the holders of the Common Stock.

Change of Control Exchange. Upon a change of control of the Company, each holder may require the Company to exchange the holder’s shares of Series A Preferred Stock for consideration equal to the Change of Control Election Price (as defined in the Certificate of Designations), to be satisfied at the Company’s election in either (x) cash or (y) rights convertible into such securities or other assets to which such holder would have been entitled with respect to such shares of Common Stock had such shares of Common Stock been held by such holder upon consummation of such corporate event.

Voting Rights. The holders of the Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock.

Warrants

Subject to certain ownership limitations, each of the Warrants is immediately exercisable, will have an exercise price of $2.93 per share, and expire three years from the date of issuance. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or a prospectus contained therein in not available for, the resale of the shares of common stock underlying the Warrants. The holder of a Warrant is prohibited from exercising of any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% or 9.99% (at the election of the Investor) of the total number of shares of common stock outstanding immediately after giving effect to the exercise.

Pursuant to the Agreement, the Company agreed to use its best efforts to file a registration statement registering the resale of the Common Stock underlying the Preferred Stock and Warrants within thirty calendar days from the closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. See the section titled “Risk Factors” in our Form 10-K dated March 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 4245(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), which is available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Supplier concentration

During the three months ended March 31, 2025, the Company purchased approximately 88.9% of its inventory from four suppliers (American Protection Works 10.0%, Avient Protective Materials 42.0%, Lincoln Fabrics 15.3% and Chatsuboo.net 21.7%. During the three months ended March 31, 2024, the Company purchased approximately 72.2% of its inventory from two suppliers, (Minelab Electronics 40.1% and Hextronics 42.1%.)

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

Cost of Goods Sold and Gross Profit. Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and the evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer and supply chain. Gross margin will vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing, labor costs for services and depreciation for our drone related fixed assets and our production costs, which includes depreciation related costs for manufacturing equipment, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

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

Selling, General and Administrative expenses consist of expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, commissions payable, national and local regulatory approvals of our products, travel, entertainment, recruiting, operating supplies such as, computer equipment, drones, EOD testing supplies; and facilities and other supporting overhead costs. For the year ending December 31, 2025, we expect selling, general and administrative expenses to increase, as we ramp up our sales and marketing expansion efforts to correspond with our increased production efforts, relating to our personal protective gear, the availability of additional AI-powered image processing solutions and new drone-based services such as Drone as a First Responder (DFR).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

For the Three Months Ended March 31, 2025 and 2024:

	March 31,	March 31,
	2025	2024	Change	%
REVENUES:
Product Sales	$140,600	$222,356	$(81,756)	(36.8)%
Services	44,202	85,297	(41,095)	(48.2)%
Total Revenues	184,802	307,653	(122,851)	(39.9)%

COST OF REVENUES:
Product sales	92,316	136,217	(43,901)	(32.2)%
Services	12,256	29,145	(16,889)	(57.9)%
Cost of depreciation	18,664	15,076	3,588	23.8%
Total Cost of Revenues	123,236	180,438	(57,202)	(31.7)%
Gross profit	61,566	127,215	(65,649)	(51.6)%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	445,258	434,578	10,680	2.5%
Stock based compensation	1,579,285	-	1,579,285	100.0%
Total salary wages and payroll taxes	2,024,543	434,578	1,589,965	365.9%
Research and development	-	85,777	(85,777)	(100.0)%
Professional fees:
Professional fees - other	512,096	362,773	149,323	41.2%
Stock based compensation – professional fees	1,090,052	98,000	992,052	1012.3%
Total Professional fees	1,602,148	460,773	1,141,375	247.7%
Selling, general and administrative expenses	355,863	185,372	170,491	92.0%
Depreciation and amortization	84,702	45,601	39,101	85.7%
Total operating expenses	4,067,256	1,212,101	2,855,155	235.6%

Loss from operations	(4,005,690)	(1,084,886)	(2,920,804)	269.2%
Other income (expense):
Other income	29,615	-	29,615	100.0%
Interest income	12,703	-	12,703	100.0%
Interest expense	(1,645)	(58,974)	57,329	(97.2)%
Total other income (expense)	40,673	(58,974)	99,647	(169.01)%
Net loss	$(3,965,017)	$(1,143,860)	$(2,821,157)	246.6%

Net Revenue. For the three months ended March 31, 2025 and 2024, revenues generated were $184,802 and $307,653, a decrease of $122,851 or 39.9%. Comparable sales for Safe-Pro USA were $140,600 for the three months ended March 31, 2025 as compared to $222,356 for the same period in 2024, a decrease of $81,756 or 36.8%. Comparable sales for Airborne Response were $4,204 for the three months ended March 31, 2025 as compared to $85,297 for the same period in 2024, a decrease of $81,093 or 95.1%. For the three months ended March 31,2025 and 2024, sales for Safe Pro AI were $39,998 and $0. The decrease in revenue was attributable to security services budgetary cuts made in Federal Funding in January 2025. We expect this reduction to be temporary until such time a new budget is approved. We are also outsourcing our efforts in finding new customers which specialize in security services for the private sector in US and internationally. The company’s contractual obligation with a customer, Florida Power and Light, required certain training, which occurred in the first quarter of 2025. We expect revenue to resume to normal levels in the second quarter of 2025.

Cost of Revenue. During the three months ended March 31, 2025 and 2024, cost of revenues decreased to $123,236 compared to $180,438, a decrease of $57,202, or 31.7%. Gross profit margins were 33.3% and 41.4%, respectively. The decrease in cost of revenue is attributable to the decrease in revenue of services at a higher gross profit margin. The decrease in margin was attributable to a decrease in sales for services which have a higher gross profit margin. We expect our cost of revenues to continue to increase during fiscal 2025 and beyond, as we expand our operations and begin generating additional revenues under our current business. However, we are unable at this time to estimate the amount of the expected increases.

Operating Expenses. Total operating expenses for the three months ended March 31, 2025 and 2024 were $4,067,256 and $1,212,101, an increase of $2,855,155 or 235.6%. Factors resulting in the increase are described more fully below.

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended March 31, 2025 and 2024 were $2,024,543 and $434,578, an increase of $1,589,965 or 365.9%. The increases were primarily attributable to stack based compensation of $1,579,285, pursuant to certain contractual obligations relating to an employment agreement.

Research and Development expenses were $0 and $85,777, for the three months ended March 31, 2025 and 2024, respectively, a decrease of $85,777 or 100.0%. The decrease is primarily attributable to the Company’s a reduction of development costs to its trademarked product, Spotlight AITM, which was put into service on July 1, 2024.

Professional fees were $1,062,148 and $460,773 for the three months ended March 31, 2025 and 2024, respectively, an increase of $1,141,375 or 247.7%. The increases for the three months ended March 31, 2025 and 2024, are related to an increase in non-cash expenses for share-based compensation of $992,052 and an increase in accounting, legal fees, public company expense and director fees of $200,036, offset by a decrease of other professional fees of $50,712.

Selling, general and administrative expenses were $355,863 and $185,372 for the three months ended March 31, 2025 and 2024, respectively, an increase of $170,491 or 92.0%. The increases are attributable to increases in D&O insurance expense, advertising and contractor fees.

Depreciation and amortization expenses were $84,702 and $45,601 for the three months ended March 31, 2025 and 2024, respectively, an increase of $39,101, or 85.7%. The increase was related to amortization of finite lived intangible asset technologies.

We expect our expenses in each of these areas to continue to increase during fiscal 2025 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense, Our total other expenses were $(40,673) compared to $58,974, during the three months ended March 31, 2025 and 2024 respectively, an increase of other income of $42,318 or 100.0% and a decrease in interest expense of $57,329. The increase is primarily attributed to a decrease in interest expense related to convertible debt which was offset by an increase of interest income of $12,703 and other income $29,615.

Net Loss. We recorded a net loss of $3,965,017 for the three months ended March 31, 2025 as compared to a net loss of $1,143,860, for the three months ended March 31, 2024. The increase is a result of the factors as described above.

Consolidated Balance Sheet Data:

	March 31,	December 31,
	2025	2024	Change	%
	(Unaudited)
Cash	$912,219	$1,970,719	$(1,058,500)	(53.7)%
Property and equipment, net	314,103	314,881	(778)	(0.2)%
Current assets	1,485,653	2,750,129	(1,264,476)	(46.0)%
Total assets	3,686,590	4,949,943	(1,263,353)	(25.5)%
Current liabilities	872,025	893,926	(21,901)	(2.4)%
Working capital	613,628	1,856,203	(1,242,575)	(66.9)%
Total liabilities	1,043,230	1,075,518	(32,288)	(3.0)%
Additional paid in capital	20,857,611	18,123,723	2,733,888	15.1%
Accumulated deficit	(18,215,768)	(14,250,751)	(3,965,017)	27.8%
Total stockholders’ equity	$2,643,360	$3,874,425	$(1,231,065)	(31.8)%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2025, we had a cash balance of $912,219 and working capital of $613,628.

Our current assets at March 31, 2025 decreased by $1,264,476, or 46.0%, to $1,485,653 from $2,750,129, from December 31, 2024. The decreases included cash of $1,058,500, accounts receivable of $107,901, inventory of $28,344 and prepaid expenses and other current assets of $69,731.

Our current liabilities at March 31, 2025 decreased to $872,025 from $893,926 or an increase of $21,901, or 2.4% from December 31, 2024. The decrease is comprised of increases in; accounts payable of $106,247, accrued expenses $33,316, due to related parties of $6,610 and offset by decreases in; accrued compensation of $102,532, current portion of lease liabilities of $8,516, and contract liabilities of $57,026.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2025 amounted to $941,751 and were primarily attributable to our net loss of $3,965,017, offset by depreciation and amortization expense of $103,366 and stock-based compensation and professional fees of $2,435,625 and fair value of options and warrants of $233,712. Changes in operating assets and liabilities were reflected by increases in; inventory of $28,344, prepaid and other current assets of $69,731, accounts payable of $106,247, accrued expenses of $97,931, accrued compensation of $102,532; and offset by decreases in accounts receivable of $107,901, lease liabilities $33 and contract liabilities of $57,026.

Net cash flows used in operating activities for the three months ended March 31, 2024 amounted to $568,016 and were primarily attributable to our net loss of $1,143,860 and lease costs of $6, offset by depreciation and amortization expense of $60,677, stock-based compensation and professional fees of $98,000 and amortization of debt discount of $36,785. Changes in operating assets and liabilities were reflected by increases in; inventory of $ 43,480, prepaid and other current assets of $163,113, contract liabilities of $343,517, accrued compensation of $187,559; and offset by decreases in accounts receivable of $90,491, accounts payable $14,083 and accrued expenses of $20,503.

Investing Activities

Net cash flows used in investing activities were $123,359 and $0, for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we purchased property and equipment of $18,247 and investment in intangible technologies of $105,112.

Financing Activities

Net cash flows provided by financing activities were $6,610 and $264,255 for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, we had related party advances of $15,816 and related party repayments of $9,206.

Net cash flows provided by (used in) financing activities were $264,255, for the three months ended March 31, 2024. During the three months ended March 31, 2024, we had proceeds from the sale of convertible notes payable of $275,001, offset by repayments due to related party for $10,746.

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

Safe Pro AI

Safe Pro AI sells subscriptions and licenses to its customers for the use of its software under a software-as-a-service subscription model (“SaaS”), which will allow for the rapid, automated processing of aerial and ground-based imagery uploaded by customers, making it an ideal solution for a number of applications including defense, demining, in law enforcement and border security. Safe Pro AI’s, SaaS offerings are sold under a license or prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under this model, customers are charged an upfront fee based upon the number of gigapixels of aerial images uploaded into the system for processing. For customer convenience, Safe Pro AI will initially charges data processing fees on a per hectare basis (1 hectare = 1,000 square meters). Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.

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

Business acquisitions

The Company accounts for business acquisitions using the acquisition method of accounting where the assets acquired, and the liabilities assumed are recognized based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, including, but not limited to, the selection of appropriate valuation methodology, projected revenue, expenses, and cash flows, weighted average cost of capital, discount rates, and estimates of terminal values. Business acquisitions are included in the Company’s consolidated financial statements as of the date of the acquisition.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Managements’ Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of March 31, 2025, management identified a material weakness related to segregation of duties and inventory management. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties and reliance on outside consultants for external reporting and the implementation of an inventory management software system, which the Company has implemented and is in the process of evaluating its processes.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025, based on the criteria in Internal Control – Integrated Framework (2013).

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Form 10-K for the year ended December 31, 2024, as filed on March 31, 2025. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2025, the Company issued 12,500 restricted shares with a fair market value of $2.93 per share or $36,625 as stock based compensation for professional fees, outside of the Company’s 2022 Equity Plan. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits
3.1	Certificate of Designations of Rights and Preferences of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 9, 2025)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed May 9, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 9, 2025)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2025	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

