Form 10-Q
period 2025-06-30
Safe Pro Group Inc.
filed 2025-08-14
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 15, 2025, the registrant had outstanding 16,168,352 shares of common stock.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$805,596	$1,970,719
Accounts receivable and other receivables, net	38,559	123,686
Inventory	306,288	342,061
Prepaid expenses and other current assets	181,395	313,663

Total current assets	1,331,838	2,750,129

OTHER ASSETS:
Property and equipment, net	296,932	314,881
Right of use assets, net	96,733	101,621
Intangible assets, net	1,119,161	1,088,645
Goodwill	684,867	684,867
Security deposits	9,800	9,800

Total other assets	2,207,493	2,199,814

TOTAL ASSETS	$3,539,331	$4,949,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$168,693	$119,812
Accrued expenses	129,313	90,264
Accrued compensation	4,065	115,344
Due to related parties	384,878	421,623
Contract liabilities	45,401	83,768
Lease liabilities, current portion	77,561	63,115

Total current liabilities	809,911	893,926

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	16,192	35,592

Total long-term liabilities	162,192	181,592

Total liabilities	972,103	1,075,518

SHAREHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Series B preferred stock; 3,275,000 shares designated, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Series C preferred stock; 2,000 shares designated, 1,050 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Common stock; $0.0001 par value, 200,000,000 shares authorized, 15,374,685 and 14,534,685 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,537	1,453
Additional paid-in capital	22,696,018	18,123,723
Accumulated deficit	(20,130,327)	(14,250,751)

Total shareholders’ equity	2,567,228	3,874,425

Total liabilities and shareholders’ equity	$3,539,331	$4,949,943

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$48,748	$584,083	$189,348	$808,622
Services	44,005	58,906	88,207	142,020
Total Revenues	92,753	642,989	277,555	950,642

Cost of Revenues:
Product sales	19,309	411,969	111,626	548,186
Services	22,343	29,613	34,598	58,758
Depreciation expense	19,543	16,792	38,208	31,868
Total Cost of Revenues	61,196	458,374	184,432	638,812

Gross Profit	31,557	184,615	93,123	311,830

Operating Expenses:
Salaries, wages and payroll taxes	434,470	394,898	2,459,013	829,476
Research and development	17,875	-	17,875	85,937
Professional services	1,041,362	617,438	2,643,510	1,078,210
Selling, general and administrative expenses	370,796	249,499	726,660	434,712
Depreciation and amortization	90,400	45,586	175,101	91,186
Total Operating Expenses	1,954,903	1,307,421	6,022,159	2,519,521

Loss from Operations	(1,923,346)	(1,122,806)	(5,929,036)	(2,207,691)

Other Income (Expense):
Other income	4,276	-	33,890	-
Interest income	7,804	-	20,507	-
Interest expense	(3,293)	(92,117)	(4,937)	(151,092)
Total Other Income (Expense), net	8,787	(92,117)	49,460	(151,092)

Net loss	$(1,914,559)	$(1,214,923)	$(5,879,576)	$(2,358,783)

Basic and diluted loss per share of common stock	$(0.13)	$(0.14)	$(0.39)	$(0.27)
Basic and diluted weighted average number of shares of common stock outstanding	15,210,015	8,900,762	14,981,052	8,840,294

See accompanying notes to the unaudited condensed consolidated financial statements

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN OF

STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	8,734,770	$873	$8,597,147	$(6,822,290)	$1,776,358

Common shares issued for stock based compensation	-	-	-	-	230,000	23	547,977	-	548,000

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	76,802	-	76,802

Common shares and warrants units issued for cash					152,813	15	488,987	-	489,002

Net loss	-	-	-	-	-	-	-	(2,358,783)	(2,358,783)

Balance, June 30, 2024	3,000,000	$300	3,275,000	$328	9,117,583	$911	$9,710,913	$(9,181,073)	$531,379

For the Six Months Ended June 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2024	-	$-	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$(14,250,751)	$3,874,425

Stock based compensation	-	-	-	-	-	-	840,000	84	3,457,681	-	3,457,765

Preferred shares and warrants issued for cash	-	-	-	-	1,050	-	-	-	1,050,000	-	1,050,000

Contributed capital	-	-	-	-	-	-	-	-	64,615	-	64,615

Net loss	-	-	-	-	-	-	-	-	-	(5,879,576)	(5,879,576)

Balance, June 30, 2025	-	$-	-	-	1,050	$-	15,374,685	$1,537	22,696,018	$(20,130,327)	$2,567,228

For the Three Months Ended June 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, March 31, 2024	3,000,000	$300	3,275,000	$328	8,784,770	$873	$8,771,944	$(7,966,150)	$807,300

Stock based compensation issued for stock awards	-	-	-	-	180,000	18	449,982	-	450,000

Common shares and warrant units issued for cash	-	-	-	-	152,813	15	488,987	-	489,002

Net loss	-	-	-	-	-	-	-	(1,214,923)	(1,214,923)

Balance, June 30, 2024	3,000,000	$300	3,275,000	$328	9,117,583	$911	9,710,913	$(9,181,073)	$531,379

For the Three Months Ended June 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, March 31, 2025	-	$-	-	$-	-	$-	15,172,185	$1,517	$20,857,611	$(18,215,768)	$2,643,360

Stock based compensation	-	-	-			-	202,500	20	788,408	-	788,428

Preferred shares and warrants issued for cash	-	-	-	-	1,050	-	-	-	1,050,000	-	1,050,000

Contributed capital	-	-	-	-		-	-	-	-	-	-

Net loss	-	-	-		-	-	-	-	-	(1,914,559)	(1,914,559)

Balance, June 30, 2025	-	$-	-	$-	1,050	$-	15,374,685	$1,537	22,696,018	$(20,130,327)	$2,567,228

See accompanying unaudited notes to the condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,879,576)	$(2,358,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	213,309	123,054
Stock-based compensation and professional fees	3,457,765	548,000
Amortization of debt discount	-	89,006
Change in operating assets and liabilities:
Accounts receivable	85,127	121,954
Inventory	35,773	(5,413)
Prepaid expenses and other assets	132,268	(146,449)
Accounts payable	48,881	58,207
Accrued expenses	103,665	83,157
Contract liabilities	(38,367)	(7,257)
Lease liabilities	(67)	(9,584)
Accrued compensation	(111,279)	344,633

NET CASH USED IN OPERATING ACTIVITIES	(1,952,501)	(1,159,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21,034)	(50,913)
Investment in internal-use software	(204,843)	(172,596)

NET CASH USED IN INVESTING ACTIVITIES	(225,877)	(223,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	275,001
Proceeds from notes payable	-	110,000
Proceeds from sale of common stock and warrants	-	489,002
Proceeds from sale of Preferred Series C shares and warrants	1,050,000	-
Proceeds from related party advances	75,651
Repayments of due to related party	(80,088)	(18,434)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,045,563	855,569

NET DECREASE IN CASH	(1,132,815)	(527,415)

CASH, beginning of period	1,970,719	703,368

CASH, end of period	$805,596	$175,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,937	$4,562
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party waiver of accrued compensation	$32,308	$-
Contributed services	$64,615	$-
Increase in debt discount and additional paid-in capital	$-	$76,802

See accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Liquidity and going concern uncertainties

We have generated limited revenues to date from the sale of products and services. We have never been profitable and have incurred significant net losses each year since our inception. As reflected in the accompanying unaudited condensed consolidated financial statements; the Company generated a net loss of $5,879,576 and used cash in operations of $1,952,501, during the six months ended June 30, 2025 and has an accumulated deficit of $20,130,327 as of June 30, 2025. As of June 30, 2025, the Company had working capital of $521,927.

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

As of June 30, 2025, we have cash on hand of $805,596 and working capital of $521,927, while the Company expects revenue to generate cash flow will be enough to support its cash needs, these revenue projections are based on opportunities and not finite customer contracts, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this report. Management is using its current working capital for research and development and general working capital needs. Management’s investment in infrastructure and its added design developments in “SpotlightAI” are positioning the Company for future revenue growth. Management cannot provide assurance that the Company will continue to achieve profitable operations, become cash flow positive or raise additional equity capital. Management’s plan to address the going concern risk includes the submittal of bids for business from new customers. Additionally, the Company is seeking to raise capital through additional equity financings to fund its operations in the future. If the Company is unable to raise capital in the near future or secure new customer contracts, management expects that the Company will need to curtail its operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary due to the Company’s inability to continue as a going concern for a period of twelve months from the issuance date of this report.

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the three months ended March 31, 2025, the years ended December 31, 2024 and 2023 of the Company which is included in Form 10-Q and Form 10-K, as filed on May 14, 2025 and March 31, 2025, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2025 and 2024, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of June 30, 2025 and December 31, 2024, the Company had no cash in bank in excess of FDIC insured levels.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of June 30, 2025 and December 31, 2024, customer advanced payments amounted to $45,401 and $83,768, respectively, which are included in contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

Advertising costs

All costs related to advertising of the Company’s services and products are expensed in the period incurred. For the three and six months ended June 30, 2025, advertising costs charged to operations were $51,309 and $113,185, respectively, and for the three and six months ended June 30, 2024 were $16,953 and $30,598, respectively, are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the six months ended June 30, 2025 and 2024, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30,
	2025	2024
Stock warrants	651,366	849,768
Stock options	672,500	-
Common shares issuable upon conversion of convertible notes	-	234,376
Common shares issuable upon conversion of Preferred Series A	-	1,500,000
Common shares issuable upon conversion of Preferred Series B	-	1,310,000
Common shares issuable upon conversion of Preferred Series C	513,335	-
Total	1,837,201	3,894,144

The Company has 3,000,000 Series A Preferred, 3,275,000 Series B Preferred shares and 2,000 Series C Preferred shares authorized. On August 28, 2024, 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares were converted into 1,500,000 and 1,310,000 common shares respectively. During the six months ended June 30, 2025 and 2024, the Company had 0 and 1,500,000, respectively, of Series A Preferred shares, 0 and 1,310,000, respectively, of Series B Preferred shares and 1,050 of Series C Preferred shares issued and outstanding. (See Note 8).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and six months ended June 30, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

NOTE 2 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On June 30, 2025 and December 31, 2024, accounts receivable consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable	$38,559	$123,686
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$38,559	$123,686

For the three and six months ended June 30, 2025 and 2024, the Company did not record any bad debt expense related to accounts receivable.

Performance bond receivable

On June 30, 2025 and December 31, 2024, other receivables consisted solely of performance bond receivables as follows:

	June 30, 2025	December 31, 2024
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by a former customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of June 30, 2025 and December 31, 2024, there were no performance bonds receivable and outstanding.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

NOTE 3 – INVENTORY

On June 30, 2025 and December 31, 2024, inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$273,530	$259,658
Work in process	10,548	60,229
Finished goods	22,210	22,174
Less reserve for obsolete inventory	-	-
Total	$306,288	$342,061

NOTE 4 – PROPERTY AND EQUIPMENT

On June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	129,537	115,423
Software library	10,000	10,000
Furniture, fixtures and office equipment	14,249	7,329
Less accumulated depreciation	(196,863)	(157,880)
Total	$296,932	$314,881

For the three and six months ended June 30, 2025, depreciation expense amounted to $19,957 and $24,649, respectively. For the three and six months ended June 30, 2024 depreciation expense amounted to $17,228 and $32,671, respectively.

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

During the three and six months ended June 30, 2025, the Company capitalized $99,731 and $204,843, respectively of its direct costs. As of June 30, 2025 and June 30, 2024, the Company had $1,119,161 and $1,069,505, respectively, of finite lived intangible assets, net.

As of June 30, 2025, intangible assets subject to amortization consisted of the following:

	June 30, 2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(222,300)	$165,700
Contractual employment agreements	3	310,000	(307,652)	2,348
Acquired capitalized internal-use software development costs	3	1,123,056	(171,943)	951,113
		$1,721,325	$(701,895)	$1,119,161

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

For the three and six months ended June 30, 2025, amortization of intangible assets amounted to $89,986 and $174,327, respectively. For the three and six months ended June 30, 2024, amortization of intangible assets amounted to $45,150 and $90,383, respectively.

As of December 31, 2024, intangible assets subject to amortization consisted of the following:

	December 31, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(183,819)	$204,181
Contractual employment agreements	3	310,000	(271,337)	38,663
Acquired capitalized internal-use software development costs	3	918,213	(72,412)	845,801
		$1,616,213	$(428,068)	$1,088,645

For the year ended December 31, 2024 amortization of intangible assets amounted to $271,235.

On June 30, 2025 and December 31, 2024, goodwill consisted of the following:

	June 30, 2025	December 31, 2024
Safe-Pro USA	$518,255	$518,255
Airborne Response	166,612	166,612
Total goodwill	$684,867	$684,867

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
2025 (six months ended December 31, 2025)	$168,316
2026	294,017
2027	270,730
2028	225,971
2029	160,127
Total	$1,119,161

NOTE 6 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). The SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note, with a term of 30 years or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum. The SBA Loan is secured by a continuing security interest in and to any and all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of June 30, 2025 and December 31, 2024, accrued interest related to this note amounted to $3,670 and $5,227, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

On June 30, 2025 and December 31, 2024, notes payable consisted of the following:

	June 30, 2025	December 31, 2024

Notes payable	$146,000	$146,000
Total notes payable	146,000	146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

During the three and six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not record any amortization of debt discount.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Series C Preferred Stock

On May 7, 2025, the Company’s board of directors approved an Amendment to its Articles of Incorporation, to designate 2,000 shares of the Series C Preferred, par value $0.0001. Each share of Series C Preferred had a stated value of $1,100. The Certificate of Designation became effective in the state of Delaware on May 08, 2025, as summarized below:

General. Each share of Preferred Stock has a stated value (the “Stated Value”) of $1,100 per share and, when issued, the Preferred Stock will be fully paid and non-assessable.

Dividends. The holders of Preferred Stock will be entitled to receive dividends on an as-converted basis equal to and at the time as any dividends are paid to the holders of the Common Stock.

Conversion at Option of Holder. Each holder of Preferred Stock may convert all, or any part, of the Stated Value of the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares” herein) at an initial fixed “Conversion Price” of $2.25, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

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

Common stock issued for compensation and services

2025

On February 27, 2025, the Company issued 100,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.90, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $390,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On February 28, 2025, the Company issued 400,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to Mr. Erdberg, the Company’s CEO, as pursuant to his contractual agreement with the Company. Stock based compensation in the amount of $1,552,500 is recorded and is represented in Salary, wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations.

Also on February 28, 2025, the Company issued 100,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $380,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On March 11, 2025, the Company issued 25,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.06, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $76,500 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On March 20, 2025, the Company issued 12,500 common shares, outside of its 2022 Equity Plan, at a fair market value of $2.93, representing the market close on date of issuance. The award was issued to individuals for services. Stock based professional fees in the amount of $36,625 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On June 13, 2025, the Company issued 37,500 common shares, pursuant to 2022 Equity Plan, at a fair market value of $3.01, representing the market close on date of issuance. The award was issued to an individual for services. Stock based professional fees in the amount of $112,875 are recorded as professional fees, on the Company’s unaudited condensed consolidated statement of operations.

Also on June 13, 2025, the Company issued 165,000 restricted shares at a fair market value of $3.01, representing the market close on date of issuance. Stock based professional fees in the amount of $496,650 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The awards were issued to individuals for services relating to certain equity transactions and have not been registered pursuant to the Securities Act of 1933.

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

.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the six months ended June 30, 2025 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2024	125,531	$4.09	3.26	$90,952
Issued	525,835	2.96	2.90	-
Balance Outstanding on June 30, 2025	651,366	$3.18	2.88	$-
Exercisable, June 30, 2025	638,866	$3.16	2.93	$-

For the six months ending June 30, 2025 and 2024, the Company recorded $8,191 and $0, respectively, for stock-based compensation expense related to 12,500 warrants as issued for services. As of June 30, 2025, unamortized stock-based compensation for warrants was $ 7,256 to be recognized through December 31, 2025.

The above warrants granted during the six months ended June 30, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

June 30, 2025
Expected term, in years	5
Expected volatility	54.41%
Risk-free interest rate	4.01%
Dividend yield	-

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

Warrants issued for Convertible Preferred Series C Stock

On May 8, 2025, the Company entered into convertible Series C Preferred agreements with investors pursuant to which the Company issued and sold to the Investors for an aggregate price of $1,050,000 to (i) 1,050 Series C Preferred shares, stated value $1,100 which are convertible into 513,335 shares of the Company’s common stock at a conversion rate of $2.25 per share and (ii) warrants to purchase 513,335 shares of common stock at an initial exercise price of $2.93 per share, subject to adjustment.

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

A summary of the status of the Company’s total outstanding warrants and changes during the six months June 30, 2024 is as follows:

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

Options

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	322,500	$3.40	4.97	$138,675
Granted	350,000	7.36	4.67	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	672,500	5.46	4.57	-

Exercisable at June 30, 2025	236,250	3.91	4.53	-

For the six months ending June 30, 2025 and 2024, the Company recorded $ 376,013 and $0, respectively, for stock-based compensation expense related to stock options. As of June 30, 2025, unamortized stock-based compensation for stock options was $283,939 to be recognized through September 30, 2026.

The options granted during the six months ended June 30, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

June 30, 2025
Expected term, in years	5.0
Expected volatility	55.79%
Risk-free interest rate	4.09%
Dividend yield	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2024 and 2023, 1,082,500 and 595,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the six months ended June 30, 2025, 1,100,000 of the Company’s common shares and options issued for services and compensation, as described above, were issued pursuant to the 2022 Plan. As of June 30, 2025, the Company had 1,435,000 shares available for issuance under the 2022 Plan.

2025 Equity Incentive Plan

In April 2025, the Compensation Committee of the Board of Directors approved the 2025 Stock Plan, pending stockholders’ approval, which was subsequently received on June 26, 2025. The 2025 Plan is a stock-based compensation plan that provides for discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants.

Common Shares Reserved. 5,000,000 shares of common stock available for issuance under the 2025 Plan. Shares issuable under the 2025 Plan may be authorized but unissued shares or treasury shares. The number of shares of common stock available for issuance under the Plan will automatically increase on January 1st of each calendar year, beginning on January 1, 2026 and ending on (and including) January 1, 2035 (each, an “Evergreen Date”) in an amount equal to 5% of the total number of shares of common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date (the “Evergreen Increase”). Notwithstanding the foregoing, our board of directors may act prior to the Evergreen Date of a given year to provide that there will be no Evergreen Increase for such year, or that the Evergreen Increase for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. If there is a lapse, forfeiture, expiration, termination or cancellation of any award made under the 2025 Plan for any reason, the shares subject to the award will again be available for issuance. Any shares subject to an award that are delivered to us by a participant, or withheld by us on behalf of a participant, as payment for an award or payment of withholding taxes due in connection with an award will not again be available for issuance, and all such shares will count toward the number of shares issued under the 2025 Plan

Eligibility. All employees are designated as key employees for purposes of the 2025 Plan, all non-employee directors and consultants are eligible to receive awards under the 2025 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

Incentive Stock Option Restrictions. In addition, an incentive stock option granted to a key employee is subject to the following rules: (i) the aggregate fair market value (determined at the time the option is granted) of the shares of common stock with respect to which incentive stock options are exercisable for the first time by a key employee during any calendar year (under all incentive stock option plans of the company and its subsidiaries) cannot exceed $100,000, and if this limitation is exceeded, that portion of the incentive stock option that does not exceed the applicable dollar limit will be an incentive stock option and the remainder will be a non-qualified stock option; (ii) if an incentive stock option is granted to a key employee who owns stock possessing more than 10% of the total combined voting power of all class of stock of the company, the exercise price of the incentive stock option will be 110% of the closing price of the common stock on the date of grant and the incentive stock option will expire no later than five years from the date of grant; and (iii) no incentive stock option can be granted after ten years from the initial effective date of the 2025 Plan.

Stock Appreciation Rights. The Committee has the discretion to grant stock appreciation rights to participants. The Committee determines the exercise price for a stock appreciation right, which cannot be less than 100% of the fair market value of our common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant in common stock or in cash, at our discretion, an amount equal to the product of (1) the excess of the per share fair market value of our common stock on the date of exercise over the exercise price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised.

Stock Awards. The Committee has the discretion to grant stock awards to participants. Stock awards will consist of shares of common stock granted without any consideration from the participant or shares sold to the participant for appropriate consideration as determined by the Board.

Stock Units. The Committee has the discretion to grant stock unit awards to participants. Each stock unit entitles the participant to receive, on a specified date or event set forth in the award agreement, one share of common stock or cash equal to the fair market value of one share on such date or event, as provided in the award agreement

Award Limits. The 2025 Plan contains a limit on the number of shares of common stock as to which any one recipient may receive stock options, stock appreciation rights and stock awards, in any calendar year to $1.0 million in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes).

Provisions Relating to a “Change in Control” of the Company. Notwithstanding any other provision of the 2025 Plan or any award agreement, in the event of a “Change in Control” (as defined in the 2025 Plan) of the Company, the Committee has the discretion to provide that all outstanding awards will become fully exercisable, all restrictions applicable to all awards will terminate or lapse, and performance goals applicable to any stock awards will be deemed satisfied at the target level. In addition, upon such Change in Control, the Committee has sole discretion to provide for the purchase of any outstanding stock option for cash equal to the difference between the exercise price and the then fair market value of the common stock subject to the option had the option been currently exercisable, make such adjustment to any award then outstanding as the Committee deems appropriate to reflect such Change in Control and cause any such award then outstanding to be assumed by the acquiring or surviving corporation after such Change in Control.

Amendment of Award Agreements; Amendment and Termination of the 2025 Plan; Term of the 2025 Plan. The Committee may amend any award agreement at any time, provided that no amendment may adversely affect the right of any participant under any agreement in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or stock exchange rule.

The Board may terminate, suspend or amend the 2025 Plan, in whole or in part, from time to time, without the approval of the stockholders, unless such approval is required by applicable law, regulation or stock exchange rule, and provided that no amendment may adversely affect the right of any participant under any outstanding award in any material way without the written consent of the participant, unless such amendment is required by applicable law, regulation or rule of any stock exchange on which the shares are listed.

Notwithstanding the foregoing, neither the 2025 Plan nor any outstanding award agreement can be amended in a way that results in the repricing of a stock option. Repricing is broadly defined to include reducing the exercise price of a stock option or stock appreciation right or cancelling a stock option or stock appreciation right in exchange for cash, other stock options or stock appreciation rights with a lower exercise price or other stock awards. (This prohibition on repricing without stockholder approval does not apply in case of an equitable adjustment to the awards to reflect changes in the capital structure of the company or similar events.)

No awards may be granted under the 2025 Plan on or after the tenth anniversary of the initial effective date of the 2025 Plan, or June 26, 2035.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2025, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

Contingent amounts due to related parties

As discussed in Note 11 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. On March 19, 2025, the Company received $37,615 in regard to this contingent obligation net of commissions payable. As of June 30, 2025, the remaining balance of $381,581 is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 10 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of June 30, 2025 and December 31, 2024, the Company recorded no cash in bank in excess of FDIC insured levels. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

For the three months ended June 30, 2025, 100.0% of total sales were to a customer in the United States. During the six months ended June 30, 2025, 77.6% of total sales were to a customer in the United States and 22.4% of total sales were to a customer in Canada. For the three months ended June 30, 2024, 45.3% of total sales were to a customer in the United States and 54.7% of total sales were to a customer in Canada. During the six months ended June 30, 2024, 56.1% of total sales were to a customer in the United States and 44.1% of total sales were to a customer in Canada.

Customer concentration

For the three months ended June 30, 2025, three customers accounted for approximately 90.2% of total sales (Classic Custom 45.5%, JD Advance Forensics, 31.6% and Florida Power & Light, 13.1%). For the six months ended June 30, 2025, three customers accounted for approximately 88.5% of total sales (Classic Custom, 41.1%, JD Advance Forensics 25.0% and Mryia Aid 22.4%.). For the three months ended June 30, 2024, two customers accounted for approximately 79.1% of total sales, (Hialeah Gardens 24.3% and Mriya Aid 54.7%). For the six months ended June 30, 2024, four customers accounted for approximately 96.1% of total sales (Hialeah Gardens 16.4%, Classic Custom 21.8%, Florida Power & Light 14.1% and Mriya Aid 43.8%, respectively).

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On June 30, 2025, two customers accounted for 98.2% of the total accounts receivable balance (Florida Power & Light 22.1% and JD Advanced Forensics 76.1%,) On June 30, 2024, two customers accounted for 99.5% of the total accounts receivable balance (87.4% and 12.1%, respectively). On December 31, 2024, one customer accounted for 89.5% of the total accounts receivable balance (Florida Power & Light 89.5). Sales of Airborne Response are seasonal based on weather conditions or patterns.

Supplier concentration

During the three months ended June 30, 2025, the Company purchased approximately 77.2% of its inventory from two suppliers. During the six months ended June 30, 2025, the Company purchased approximately 93.8% of its inventory from four suppliers.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the six months ended June 30, 2025, the Company primarily advanced funds received from the Bangladesh receivables of $37,615 and made payments of $38,550. During year ended December 31, 2024, the Company repaid $20,654 of these advances and assumed liabilities. During the year ended December 31, 2023, the Company was advanced funds of $298,361 and repaid $793,458 of these advances and assumed liabilities. During the period from June 8, 2022 to December 31, 2022, the Company had advanced funds of $93,003 and repaid $814,892 of these advances and assumed liabilities. On June 30, 2025 and December 31, 2024, amounts due to the former member amounted to $381,581 and $382,516, respectively, which is included in due to related parties on the accompanying unaudited consolidated balance sheets. See Note 9 –Contingent amounts due to related parties.

On March 31, 2025, Mr. Borkar waived accrued salary in aggregate of $56,538, as due under his Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2024, approximately $32,308 was waived and was recorded as contributed capital as of March 31, 2025. For the six months ended June 30, 2025, approximately $24,231 was waived and recorded as an offset to wages on the Company’s unaudited condensed consolidated statement of operations. See Note 8. As of June 30, 2025 and year ended December 31, 2024, the accrued wages balance for Mr. Borkar was $3,297 and $39,107.

On March 31, 2025, a spouse of Mr. Borkar waived the accrued salary in aggregate of $56,538, as due under her Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2024, approximately $32,308 was waived and was recorded as contributed capital as of March 31, 2025, see Note 8. For the three months ended March 31, 2025, approximately $24,231 was waived and recorded as an offset to salary wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations. For the six months ended June 30, 2025, the accrued wages balance for the spouse of Mr. Borkar was $3,297.

For the six months ended June 30, 2025 and 2024, the Company recorded gross wages of $60,000 and $59,071, respectively, for the spouse of Mr. Borkar.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)

Related party purchases

During the six months ended June 30, 2025 and 2024, the Company purchased inventory and services from a company owned by the spouse of Mr. Borkar, in the amount of $5,299 and $0, respectively, which is included in cost of sales on the accompanying unaudited consolidated statements of operations.

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

On June 20, 2025, the Company renewed the above operating lease through July 31, 2026. During the term of lease, the Company shall pay base rent of $2,935 from August 1, 2025 to July 31, 2026, with option for an additional 12 months to July 31, 2027, at a base rent of $3,053. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. In connection with this lease, on August 1, 2022, the Company incurred right of use assets and lease liabilities of $92,509. On June 20, 2025 the Company incurred an additional right of use asset and lease liabilities of $33,084 for the renewal period.

In July 2021, Safe-Pro USA entered into a 62-month lease agreement for the lease of office, manufacturing and warehouse space under a non-cancelable operating lease through September 30, 2026. During the term of lease, the Company shall pay base rent of $3,043 from August 1, 2021 to September 30, 2022, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. Common area assessments and sales tax for the lease payments are expensed monthly as incurred. In connection with the Company’s acquisition of Safe-Pro USA, on June 7, 2022, the Company acquired right of use assets and assumed lease liabilities of $156,963 and at June 30, 2022 $154,265, respectively.

In April 2024, Airborne Response entered into a 39-month lease agreement for the lease of a vehicle under a non-cancelable operating lease through July 2027. During the term of lease, the Company shall pay base rent of $296 from April 2024 to July 2027. In connection with the signing of the vehicle lease, the Company’s recorded a right of use assets and lease liabilities of $19,583 and $9,539, respectively.

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

During the three and six months ended June 30, 2025, in connection with its operating property leases, the Company recorded rent expense of $24,842 and $48,115, respectively. During the three and six months ended June 30, 2024, in connection with its property operating leases, the Company recorded rent expense of $23,994 and $46,705, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On June 30, 2025 and December 31, 2024, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2025	December 31, 2024
Office lease right of use assets	$310,598	$277,514
Auto lease right of use asset	19,583	19,583
Less: accumulated amortization	(233,448)	(195,476)
Balance of ROU assets	$96,733	$101,621

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)

Other information:	June 30, 2025	December 31, 2024

Weighted average remaining lease term – operating leases	1.15 years	1.57 years
Weighted average discount rate – operating leases	4.60%	4.60%

On June 30, 2025 and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2025	December 31, 2024
Lease liabilities related to office lease right of use assets	$87,678	$91,113
Lease liabilities related to auto lease right of use asset	6,075	7,595
Less: current portion of lease liabilities	(77,561)	(63,115)
Lease liabilities – long-term	$16,192	$35,592

On June 30, 2025, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended June 30,	Amount
2025	$40,901
2026	56,963
2027	1,183
Total minimum non-cancellable operating lease payments
Less: discount to fair value	(5,295)
Total lease liabilities on June 30, 2025	$93,752

NOTE 13 – SEGMENT REPORTING

During the three and six months ended June 30, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)

Information with respect to these reportable business segments for the three and six months ending June 30, 2025 and 2024 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Safe-Pro USA	$48,748	$430,039	$189,348	$652,395
Airborne Response	14,673	212,950	18,877	298,247
Safe Pro AI	29,333	-	69,330	-
	92,753	642,989	277,555	950,642
Depreciation and amortization:
Safe-Pro USA	23,880	27,236	50,858	54,548
Airborne Response	29,261	34,706	58,360	67,703
Safe Pro AI	56,388	70	103,316	70
Other (a)	414	366	775	733
	109,943	62,378	213,309	123,054
Interest expense:
Safe-Pro USA	2,723	1,365	2,817	3,507
Airborne Response	23	-	224	-
Safe Pro AI	-	-	-	-
Other (b)	547	90,752	1,897	147,585
	3,293	92,117	4,937	151,092

Net (loss) income:
Safe-Pro USA	(100,303)	(6,694)	(165,993)	(70,171)
Airborne Response	(127,403)	(140,317)	(273,828)	(284,984)
Safe Pro AI	(172,019)	(590)	(318,949)	(86,527)
Other	(1,514,834)	(1,067,322)	(5,120,806)	(1,917,101)
	$(1,914,559)	$(1,214,923)	$(5,879,576)	$(2,358,783)

(a)	Depreciation is recorded in Safe-Pro USA, Airborne Response and Safe Pro AI in cost of sales on the Company’s condensed consolidated unaudited statement of operations in cost of sales and has been described above, separately.

(b)	The Company does not allocate financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level. See interest expense other (b) in the above table.

	June 30, 2025	December 31, 2024
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$193,261	$217,134
Airborne Response	68,084	71,444
Safe Pro AI	31,095	22,143
Other (a)	4,492	4,160
	$296,932	$314,881

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(unaudited)

NOTE 14 – SUBSEQUENT EVENTS

Series C Convertible Preferred Stock

On July 22, 2025, the Company issued 427,779 common shares pursuant to the conversion 875 shares of Preferred Series C at a conversion ratio of $2.25 per share.

On July 23, 2025, the company issued 70,889 common shares pursuant to the conversion 145 shares of Preferred Series C at a conversion ratio of $2.25 per share.

Stock based compensation issued for wages and services

On July 28, 2025, the Compensation committee approved the issuance of 145,000 shares for services, pursuant to the 2022 Equity Plan and a fair market value of $3.88, which is the market close upon issuance. The stock based compensation of $562,600 was recorded on the Company’s statement of operations to Professional fees.

Also on July 28, 2025, the Compensation committee approved the issuance of 150,000 shares for compensation, pursuant to the 2022 Equity Plan and a fair market value of $3.88, which is the market close upon issuance The stock based compensation of $582,000 was recorded on the Company’s statement of operations to salary wages and payroll costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. See the section titled “Risk Factors” in our Form 10-K dated March 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”), which is available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC.

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

While a significant portion of the Company’s revenue is generated by its Airborne Response and Safe-Pro USA subsidiaries, we expect to begin realizing revenue from Safe Pro AI and its Spotlight AI™ ecosystem. Since the January 1, 2025, Spotlight has analyzed more than 700,000 drone images from Ukraine, identifying more than 11,000 unexploded remnants of war across 2,400 hectares (5,930 acres) of Ukrainian territory. Since initial deployment with various governmental and non-governmental organizations Spotlight AI™ has analyzed more than 1.66 million drone images analyzed, with 28,000+ threats identified across 6,705 hectares in Ukraine, an area nearly equivalent in size to Manhattan.

Principle of Consolidation

Our consolidated financial statements included in this report include our accounts and those of our subsidiaries: Airborne Response Corp., Safe-Pro USA LLC, and Safe Pro AI LLC from their respective dates of acquisition.

Supplier Concentration

During the three months ended June 30, 2025, the Company purchased approximately 77.2% of its inventory from two suppliers (Precision Converting West 31.2% and Lincoln Fabrics 45.9%). During the six months ended June 30, 2025, the Company purchased approximately 93.8% of its inventory from four suppliers (American Protection Works 11.2%, Avient Protective Materials 40.8%, Lincoln Fabrics 28.3% and Precision Converting West 13.5%). During the three months ended June 30, 2024, the Company purchased approximately 58.7% of its inventory from three suppliers (Minelab Electronics 37.0%, Mithix Pro 10.6%, Hextronics 11.1%).

During the six months ended June 30, 2025, the Company purchased approximately 40.0% of its inventory from one supplier (Minelab Electronics 40.0%). During the six months ended June 30, 2024, the Company purchased approximately 72.2% of its inventory from two suppliers, (Minelab Electronics 40.1% and Hextronics 42.1%).

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Segment Information

During the six months ended June 30, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

Results of Operations

Comparison of the Three months Ended June 30, 2025 and 2024

For the Three months Ended June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024	Change	%
REVENUES:
Product Sales	$48,748	$584,083	$(535,335)	(91.7)%
Services	44,005	58,906	(14,901)	(25.3)%
Total Revenues	92,753	642,989	(550,236)	(85.6)%

COST OF REVENUES:
Product sales	19,309	411,969	(392,660)	(95.3)%
Services	22,343	29,613	(7,270)	(24.5)%
Cost of depreciation	19,543	16,792	2,751	16.4%
Total Cost of Revenues	61,196	458,374	(397,178)	(86.6)%
Gross profit	31,557	184,615	(153,058)	(82.9)%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	407,685	394,898	12,787	3.2%
Stock based compensation	26,785	-	26,785	-
Total salary wages and payroll taxes	434,470	394,898	39,572	10.0%
Research and development	17,875	-	17,875	-
Professional fees:
Professional fees - other	279,720	167,438	112,282	67.1%
Stock based compensation – professional fees	761,643	450,000	311,643	69.3%
Total Professional fees	1,041,362	617,438	423,924	68.7%
Selling, general and administrative expenses	370,796	249,499	121,297	48.6%
Depreciation and amortization	90,400	45,586	44,814	98.3%
Total operating expenses	1,954,903	1,307,421	647,482	49.5%

Loss from operations	(1,923,346)	(1,122,806)	(2,920,804)	71.3%
Other income (expense):
Other income	4,275	-	4,275	-
Interest income	7,804	-	7,804	-
Interest expense	(3,293)	(92,117)	88,824	(96.4)%
Total other income (expense)	8,787	(92,117)	100,904	(109.5)%
Net loss	$(1,914,559)	$(1,214,923)	$(699,636)	57.6%

Comparison of the Six months Ended June 30, 2025 and 2024

For the Six months Ended June 30, 2025 and 2024:

	June 30,	June 30,
	2025	2024	Change	%
REVENUES:
Product Sales	$189,348	$808,622	$(619,274)	(76.6)%
Services	88,207	142,020	(53,813)	(37.9)%
Total Revenues	277,555	950,642	(673,087)	(70.8)%

COST OF REVENUES:
Product sales	111,626	548,186	(436,560)	(79.6)%
Services	34,598	58,758	(24,160)	(41.1)%
Cost of depreciation	38,208	31,868	6,340	19.9)%
Total Cost of Revenues	184,432	638,812	(454,380)	(71.1)%
Gross profit	93,123	311,830	(218,707)	(70.1)%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	852,949	829,476	23,467	2.8%
Stock based compensation	1,606,070	-	1,606,070	-
Total salary wages and payroll taxes	2,459,013	829,476	1,629,537	196.5%
Research and development	17,875	85,937	(68,062)	(79.2)%
Professional fees:
Professional fees - other	791,815	980,210	(188,395)	(19.2)%
Stock based compensation – professional fees	1,851,695	98,000	1,753,695	1789.5%
Total Professional fees	2,643,510	1,078,210	1,565,300	145.2%
Selling, general and administrative expenses	726,660	434,712	291,948	67.2%
Depreciation and amortization	175,101	91,186	83,915	92.0%
Total operating expenses	6,022,159	2,519,521	3,502,638	139.0%

Loss from operations	(5,929,036)	(2,207,691)	(3,271,345)	168.6%
Other income (expense):
Other income	33,890	-	33,890	-
Interest income	20,507	-	20,507	-
Interest expense	(4,937)	(151,092)	146,155	(96.7)%
Total other income (expense)	49,640	(151,092)	200,552	(132.7)%
Net loss	$(5,879,576)	$(2,358,783)	$(3,520,793)	149.3%

Net Revenue. For the three months ended June 30, 2025 and 2024, revenues generated were $92,753 and $642,989, a decrease of $550,236 or 85.6%. Comparable sales for Safe-Pro USA were $48,748 for the three months ended June 30, 2025 as compared to $430,038 for the same period in 2024, a decrease of $381,290 or 88.7%. Comparable sales for Airborne Response were $14,673 for the three months ended June 30, 2025 as compared to $212,950 for the same period in 2024, a decrease of $198,278 or 93.1%. Comparable sales for Safe Pro AI were $29,333 for the three months ended June 30, 2025 as compared to $0 for the same period in 2024.

For the six months ended June 30, 2025 and 2024, revenues generated were $277,555 and $950,642, a decrease of $673,087 or 70.8%. Comparable sales for Safe-Pro USA were $189,348 for the six months ended June 30, 2025 as compared to $651,829 for the same period in 2024, a decrease of $462,481 or 71.1%. Comparable sales for Airborne Response were $18,877 for the six months ended June 30, 2025 as compared to $298,248 for the same period in 2024, a decrease of $279,371 or 93.7%. Comparable sales for Safe Pro AI were $69,330 for the six months ended June 30, 2025 as compared to $0 for the same period in 2024.

The decrease in revenue was attributable to a one time contract for EOD gear completed in the prior period. As the Company begins to bring on SaaS and subscription customers related to its AI offerings, it is expected that revenue growth will have a more predictable trajectory, and decrease the volatility from one-time contracts

Cost of Revenue During the three months ended June 30, 2025 and 2024, cost of revenues decreased to $61,196 compared to $458,374, a decrease of $397,178, or 86.6%. Gross profit margins were 34.0% and 28.7%, respectively. The decrease in cost of revenue is directly attributable to a decrease in revenue. For the six months ended June 30, 2025 and 2024, gross profit margins were 33.6% and 32.8%, respectively. The increase in margin was attributable to a decrease in sales for products which have a lower gross profit margin.

Operating Expenses. Total operating expenses for the three months ended June 30, 2025 and 2024 were $1,954,903 and $1,307,421, an increase of $647,482 or 49.5%. Total operating expenses for the six months ended June 30, 2025 and 2024 were $6,022,159 and $2,519,521, an increase of $3,502,638 or 139.0%. Factors resulting in the increase are described more fully below. For the year ending December 31, 2025, we expect selling, general and administrative expenses to increase, as we ramp up our sales and marketing expansion efforts to correspond with our increased production efforts, relating to our personal protective gear, the availability of additional AI-powered image processing solutions and new drone-based services such as Drone as a First Responder (DFR).

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended June 30, 2025 and 2024 were $434,470 and $394,898, an increase of $39,572 or 10.0%. Total salaries, wages and payroll taxes for the six months ended June 30, 2025 and 2024 were $2,459,013 and $829,476, an increase of $1,629,537 or 196.5%. The increases were attributable to non-cash stock compensation of $1,606,070 pursuant to certain contractual obligations relating to an employment agreement.

Research and Development expenses were $17,875 and $0, for the three months ended June 30, 2025 and 2024, respectively, an increase of $17,875. Research and Development expenses were $17,875 and $85,937, for the six months ended June 30, 2025 and 2024, respectively, a decrease of $68,062 or 79.2%. The decrease is primarily attributable to the development costs for advanced artificial intelligence (“AI”) powered object detection and data analysis and reporting tools for hyper-scalable, cloud-based processing of drone imagery, which was put in service on July 1, 2024.

Professional fees were $1,041,362 and $617,438 for the three months ended June 30, 2025 and 2024, respectively, an increase of $423,924 or 68.7%. Professional fees were $2,643,510 and $1,078,210 for the six months ended June 30, 2025 and 2024, respectively, an increase of $1,565,300 or 145.2% %. The increases for six months ended June 30, 2025 as compared to the same period in 2024, were attributable to non-cash expenses for share-based professional fees of $1,753,695, offset by the reduction of reclassification of contractor expenses from professional fees to selling, general and administrative expenses in 2025.

Selling, general and administrative expenses were $370,796 and $249,499 for the three months ended June 30, 2025 and 2024, respectively, an increase of $121,297 or 48.6%. Selling, general and administrative expenses were $726,660 and $434,712 for the six months ended June 30, 2025 and 2024, respectively, an increase of $291,948 or 67.2%. The increases for the six months ended June 30, 2025 as compared to the same period in 2024, are primarily attributable to increases in advertising and the reclassification of contractor fees from professional fees to selling, general and administrative expenses.

Depreciation and amortization expenses were $90,400 and $45,586 for the three months ended June 30, 2025 and 2024, respectively, an increase of $44,814, or 98.3%. For the six months ended June 30, 2025 and 2024, depreciation and amortization costs were $175,101 and $91,186 respectively, an increase of $83,915, or 92.0%.

We expect our expenses in each of these areas to continue to increase during fiscal 2025 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Income (Expense). Our total other income (expenses) was $8,787 compared to $(92,117), during the three months ended June 30, 2025 and 2024 respectively, a decrease of $100,904, or 109.5%. Our total other income (expenses) was $49,640 compared to $(151,092), during the six months ended June 30, 2025 and 2024 respectively, an increase of $200,552 or 132.7%. The increase is primarily attributed to an increase in interest earned and other income offset by interest expense related to convertible debt for the six months ended June 30, 2024.

Net Loss. We recorded a net loss of $1,914,559 for the three months ended June 30, 2025 as compared to a net loss of $1,214,923 an increase of $699,636, or 57.6%, for the three months ended June 30, 2024. We recorded a net loss of $5,879,576 for the six months ended June 30, 2025 as compared to a net loss of $2,358,783 for the six months ended June 30, 2024, an increase of $3,520,793, or 149.3%. The increase is a result of the factors as described above.

Consolidated Balance Sheet Data:

	June 30,	December 31,
	2025	2024	Change	%
	(Unaudited)
Cash	$805,596	$1,970,719	$(1,165,123)	(59.1)%
Property and equipment, net	296,932	314,881	(17,949)	(5.7)%
Current assets	1,331,838	2,750,129	(1,418,291)	(51.6)%
Total assets	3,539,331	4,949,943	(1,410,612)	(28.5)%
Current liabilities	809,911	893,926	(84,015)	(9.4)%
Working capital	521,927	1,856,203	(1,334,276)	(71.9)%
Total liabilities	972,103	1,075,518	(103,415)	(9.6)%
Additional paid in capital	22,696,018	18,123,723	4,572,295	25.2%
Accumulated deficit	(20,130,327)	(14,250,751)	(5,879,576)	41.3%
Total stockholders’ equity	$2,567,228	$3,874,425	$(1,307,197)	(33.7)%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2025, we had a cash balance of $805,596 and working capital of $521,927.

Our current assets at June 30, 2025 decreased by $1,418,291, or 51.6%, to $1,331,838 from $2,750,129, from December 31, 2024. The decreases included cash of $1,165,123, accounts receivable of $85,127, inventory of $35,773 and prepaid expenses and other current assets of $132,268, which is primarily a result of the need to fund working capital due to the decrease in revenue.

Our current liabilities at June 30, 2025 decreased to $809,911 from $893,926 or a decrease of $84,015, or 9.4% from December 31, 2024. The decrease is comprised of decreases in accrued compensation of $111,279, due to related parties of $36,745 and contract liabilities of $38,367, offset by increases in accounts payable of $48,881, accrued expenses of $39,050, and current portion of lease liabilities of $14,446.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2025 amounted to $1,952,500 and were primarily attributable to our net loss of $5,879,576, offset by depreciation and amortization expense of $213,309 and stock-based compensation and professional fees of $3,457,765. Changes in operating assets and liabilities were reflected by increases in accounts payable of $48,881 and accrued expenses of $103,665, which were offset by decreases in accounts receivable of $85,127, inventory 35,773, prepaid and other current assets of 132,268, accrued compensation of $111,279 and contract liabilities of $38,367.

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

Investing Activities

Net cash flows used in investing activities were $225,877 and $223,509, for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we purchased property and equipment of $21,034 and investment in intangible technologies of $204,843.

Financing Activities

Net cash flows provided by financing activities were $1,045,563 and $855,569 for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, we had proceeds from the sale of common stock and warrants of $1,050,000, related party advances of $75,651 and offset by related party repayments of $80,888.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financing reporting as of June 30, 2025, management identified a material weakness related to segregation of duties and inventory management. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties and were reliant on outside consultants for external reporting and the implementation of an inventory management software system, which the Company has implemented and is in the process of evaluating its processes.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2025, based on the criteria in Internal Control – Integrated Framework (2013).

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Form 10-K for the year ended December 31, 2024, as filed on March 31, 2025. The risks described in the Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 13, 2025, the Company issued 165,000 restricted shares of common stock at a fair market value of $3.01, representing the market close on date of issuance. Stock based professional fees in the amount of $496,650 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations.

155,000 of the foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The awards were issued to individuals for services relating to certain equity transactions and 10,000 restrictive shares were issued for services outside of the 2022 Equity Plan. These securities have not been registered pursuant to the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, the following Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

Daniyel Erdberg, Chief Executive Officer and Director, adopted a new trading plan on June 11, 2025 (with the first trade under the new plan not to be made prior to September 11, 2025). The trading plan will be effective until August 31, 2026 and provides for the sale of up to 1,000,000 shares of Mr. Erdberg’s 5,070,000 shares of common stock.

Christopher Todd, president of Airborne Response Corp., adopted a new trading plan on June 27, 2025 (with the first trade under the new plan not to be made prior to October 1, 2025). The trading plan will be effective until March 17, 2026 and provides for the sale of up to 62,500 shares of Mr. Todd’s 720,000 shares of common stock.

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits
3.1	Certificate of Designations of Rights and Preferences of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 9, 2025)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed May 9, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 9, 2025)

10.2	Safe Pro Group Inc. 2025 Stock Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 30, 2025)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2025	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

