Form 10-Q
period 2025-09-30
Safe Pro Group Inc.
filed 2025-11-14
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 001-42261

SAFE PRO GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4227079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18305 Biscayne Blvd. Suite 222 Aventura, Florida	33160
(Address of principal executive offices)	(Zip Code)

(786) 409-4030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	SPAI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2025, the registrant had outstanding 20,973,270 shares of common stock.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,597,009	$1,970,719
Accounts receivable and other receivables, net	40,394	123,686
Inventory	493,547	342,061
Prepaid expenses and other current assets	291,340	313,663

Total current assets	8,422,290	2,750,129

OTHER ASSETS:
Property and equipment, net	281,650	314,881
Right of use assets, net	77,952	101,621
Intangible assets, net	903,695	1,088,645
Goodwill	-	684,867
Security deposits	9,800	9,800

Total other assets	1,273,097	2,199,814

TOTAL ASSETS	$9,695,387	$4,949,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$261,113	$119,812
Accrued expenses	260,474	90,264
Accrued compensation	7,566	115,344
Due to related parties	432,731	421,623
Contract liabilities	73,007	83,768
Lease liabilities, current portion	73,417	63,115

Total current liabilities	1,108,308	893,926

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	1,743	35,592

Total long-term liabilities	147,743	181,592

Total liabilities	1,256,051	1,075,518

SHAREHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Series B preferred stock; 3,275,000 shares designated, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Series C preferred stock; 2,000 shares designated, and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	-	-
Common stock; $0.0001 par value, 200,000,000 shares authorized, 18,846,881 and 14,534,685 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,885	1,453
Additional paid-in capital	33,578,136	18,123,723
Accumulated deficit	(25,140,685)	(14,250,751)

Total shareholders’ equity	8,439,336	3,874,425

Total liabilities and shareholders’ equity	$9,695,387	$4,949,943

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenues:
Product sales	$81,142	$98,636	$270,490	$907,260
Services	20,280	232,120	108,487	374,139
Total Revenues	101,422	330,756	378,977	1,281,399

Cost of Revenues:
Product sales	42,229	55,815	141,720	604,000
Services	8,003	122,851	54,737	185,302
Depreciation expense	17,596	17,857	55,803	49,796
Total Cost of Revenues	67,828	196,523	252,260	839,098

Gross Profit	33,594	134,233	126,717	442,301

Operating Expenses:
Salaries, wages and payroll taxes	1,285,814	2,745,525	3,744,827	3,571,310
Research and development	109,763	-	127,638	85,937
Professional services	2,168,082	430,698	4,811,591	1,508,908
Selling, general and administrative expenses	602,715	418,366	1,329,374	853,077
Depreciation and amortization	74,855	81,718	249,957	172,834
Total Operating Expenses	4,241,229	3,676,307	10,263,387	6,192,066

Loss from Operations	(4,207,634)	(3,542,074)	(10,136,670)	(5,749,765)

Other Income (Expense):
Other income	31,398	-	33,890	-
Interest income	-	10,082	51,905	10,082
Interest expense	(3,253)	(153,464)	(8,190)	(304,556)
Impairment of goodwill	(684,867)	-	(684,867)	-
Impairment of other intangibles	(146,001)	-	(146,001)	-
Total Other Income (Expense), net	(802,723)	(143,382)	(753,264)	(294,474)

Net loss	$(5,010,358)	$(3,685,456)	$(10,889,934)	$(6,044,239)

Basic and diluted loss per share of common stock	$(0.29)	$(0.34)	$(0.69)	$(0.64)
Basic and diluted weighted average number of shares of common stock outstanding	17,086,544	10,778,140	15,690,595	9,484,897

See accompanying notes to the unaudited condensed consolidated financial statements

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	8,734,770	$873	$8,597,147	$(6,822,290)	$1,776,358

Issuance of common shares for stock-based compensation	-	-	-	-	480,000	48	2,199,952	-	2,200,000

Issuance of common shares for services	-	-	-	-	230,000	23	747,977	-	748,000

Issuance of common shares and warrants for cash	-	-	-	-	152,813	16	488,987	-	489,003

Issuance of common shares for preferred Series A	(3,000,000)	(300)	-	-	1,500,000	150	150		-

Issuance of common shares for preferred Series B	-	-	(3,275,000)	(328)	1,310,000	131	197		-

Issuance of common shares for cash	-	-	-	-	1,020,000	102	4,179,398		4,179,500

Relative fair value of warrants issued with convertible debt	-	-	-	-			76,802		76,802

Issuance common shares from conversion of debt					252,666	25	808,507	-	808,532

Net loss	-	-	-	-	-	-	-	(6,044,239)	(6,044,239)

Balance, September 30, 2024	-	$-	-	$-	13,680,249	$1,368	17,099,117	$(12,866,529)	$4,233,956

For the Nine Months Ended September 30, 2025

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, December 31, 2024	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$(14,250,751)	$3,874,425

Issuance of common shares for stock-based compensation	-	-	-	-	1,325,000	133	6,048,277	-	6,048,410

Issuance of preferred Series C for warrants and cash	-	-	1,050	-	-	-	1,050,000	-	1,050,000

Issuance of common shares for preferred Series C	-	-	(1,050)	-	513,334	51	(51)	-	-

Issuance of common for exercise of warrants	-	-	-	-	466,789	47	1,511,523		1,511,570

Issuance of common stock and warrants for cash	-	-	-	-	2,000,000	200	6,767,300		6,767,500

Contributed capital	-	-	-	-	-	-	64,615		64,615

Issuance of common for exercise of options	-	-	-	-	7,073	1	12,749		12,750

Net loss	-	-	-	-	-	-	-	(10,889,934)	(10,889,934)

Balance, September 30, 2025	-	$-	-	$-	18,846,881	$1,885	33,578,136	$(25,140,685)	$8,439,336

For the Three Months Ended September 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, June 30, 2024	3,000,000	$300	3,275,000	$328	9,117,583	$912	$9,710,913	$(9,181,073)	$531,380

Issuance of common shares for stock-based compensation	-	-	-	-	400,000	40	1,999,960	-	2,000,000

Issuance of common shares for services					80,000	8	399,992		400,000

Issuance of common shares and warrants for cash	-	-	-	-	-	-	-	-	-

Issuance of common shares for preferred Series A	(3,000,000)	(300)	-	-	1,500,000	150	150	-	-

Issuance of common shares for preferred Series B	-	-	(3,275,000)	(328)	1,310,000	131	197	-	-

Issuance of common shares for cash	-	-	-	-	1,020,000	102	4,179,398	-	4,179,500

Issuance common shares for conversion of debt					252,666	25	808,507		808,532

Net loss	-	-	-	-	-	-	-	(3,685,456)	(3,685,456)

Balance, September 30, 2024	-	$-	-	$-	13,680,249	$1,368	$17,099,117	$(12,866,529)	$4,233,956

For the Three Months Ended September 30, 2025

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, June 30, 2025	-	$-	1,050	$-	15,374,685	$1,537	$22,696,018	$(20,130,327)	$2,567,228

Issuance of common shares for stock-based compensation	-	-	-	-	485,000	49	2,590,597	-	2,590,646

Issuance of common shares for preferred Series C	-	-	(1,050)	-	513,334	51	(51)	-	-

Issuance of common for exercise of warrants	-	-	-	-	466,789	47	1,511,523	-	1,511,570

Issuance of common stock and warrants for cash	-	-	-	-	2,000,000	200	6,767,300	-	6,767,500

Issuance of common for exercise of options	-	-	-	-	7,073	1	12,749	-	12,750

Net loss	-	-	-	-	-	-	-	(5,010,358)	(5,010,358)

Balance, September 30, 2025	-	$-	-	$-	18,846,881	$1,885	33,578,136	$(25,140,685)	$8,439,336

See accompanying unaudited notes to the condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,889,934)	$(6,044,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	305,760	222,630
Stock-based compensation and professional fees	6,048,410	2,948,000
Amortization of debt discount	-	208,006
Impairment of goodwill	684,867	-
Impairment of other intangibles	146,001	-
Change in operating assets and liabilities:
Accounts receivable	83,292	(58,141)
Inventory	(151,486)	(16,115)
Prepaid expenses and other assets	22,323	(370,124)
Accounts payable	141,301	64,661
Accrued expenses	170,210	161,652
Contract liabilities	(10,761)	(14,382)
Lease liabilities	122	(9,110)
Accrued compensation	(99,702)	(157,945)

NET CASH USED IN OPERATING ACTIVITIES	(3,549,597)	(3,065,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,035)	(53,801)
Investment in internal-use software	(207,545)	(172,596)

NET CASH USED IN INVESTING ACTIVITIES	(233,580)	(226,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	275,002
Proceeds from notes payable	-	236,500
Proceeds from sale of common stock and warrants	-	(236,500)
Proceeds from sale of common stock in offering	6,767,500	4,179,500
Proceeds from sale of Preferred Series C shares and warrants	1,050,000	489,003
Proceeds from warrant exercises	1,511,570	-
Proceeds from option exercise	12,750	-
Proceeds from related party advances	129,051	-
Repayments of due to related party	(61,404)	(20,654)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,409,467	4,922,851

NET INCREASE IN CASH	5,626,290	1,631,347

CASH, beginning of period	1,970,719	703,368

CASH, end of period	$7,597,009	$2,334,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,190	$97,804
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed services	$64,615	$-
Issuance of common shares and equity for convertible debt	$-	$750,002
Issuance of common shares for accrued interest payable	$-	$58,530
Increase in additional paid in capital for conversion of preferred shares to common shares	$-	$347
Increase in debt discount and additional paid-in capital	$-	$76,802

See accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Liquidity

As reflected in the accompanying unaudited condensed consolidated financial statements; the Company generated a net loss of $10,889,934 and used cash in operations of $3,549,597, during the nine months ended September 30, 2025, and has an accumulated deficit of $25,140,685 on September 30, 2025. As of September 30, 2025, the Company had a cash balance of $7,597,009 and working capital of $7,313,982.

On October 21, 2025, the Company sold 2,000,000 shares of the Company’s common stock at a purchase price of $7.00 per share. The gross proceeds to the Company from the offering were approximately $14.0 million, before deducting the fees and expenses.

On August 21, 2025, the Company sold (i) 2,000,000 shares of the Company’s common stock, and (ii) three-year warrants to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $6.00 per share (the “August Warrants”). The combined purchase price of one share of common stock and one accompanying August Warrant was $4.00. The gross proceeds to the Company from the offering were approximately $8.0 million, before deducting the fees and expenses, and excluding the proceeds, if any, from the exercise of the August Warrants.

On May 9, 2025, the Company sold: (i) 1,050 shares of Series C convertible preferred stock (the “Preferred Stock”) a price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $1.05 million, and (ii) three-year warrants to purchase the number of shares of Company’s common stock equal to the number of Conversion Shares (defined below) underlying the Preferred Stock on the date of issuance at an exercise price of $2.93 per share (the “May Warrants”). Each share of Preferred Stock has a stated value (the “Stated Value”) of $1,100 per share. Each holder of Preferred Stock may convert all, or any part, of the Stated Value the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares”) at an initial fixed “Conversion Price” of $2.25, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

On August 29, 2024, the Company completed its initial public offering (“IPO”), pursuant to which the Company sold 1,020,000 shares of common stock for gross proceeds of $5,100,000 and received net proceeds of $4,179,500, after fees and expenses of $920,500. During December 2024, the Company received cash consideration of $878,078 for the exercise of warrants.

The aggregate gross proceeds $22,000,000 pursuant to the August 21, 2025 and October 21, 2025 private placements of $8,000,000 and $14,000,000, respectively, serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the six months ended June 30, 2025, the years ended December 31, 2024 and 2023 of the Company which is included in Form 10-Q and Form 10-K, as filed on August 14, 2025 and March 31, 2025, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the nine months ended September 30, 2025 and 2024, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of September 30, 2025 and December 31, 2024, the Company had no cash in bank in excess of FDIC insured levels.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of September 30, 2025 and December 31, 2024, customer advanced payments amounted to $73,007 and $83,768, respectively, which are included in contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

Advertising costs

All costs related to advertising of the Company’s services and products are expensed in the period incurred. For the three and nine months ended September 30, 2025, advertising costs charged to operations were $44,448 and $157,633, respectively, and for the three and nine months ended September 30, 2024 were $85,572 and $116,170, respectively, are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the nine months ending September 30, 2025 and 2024, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30,
	2025	2024
Stock warrants	2,135,688	849,768
Stock options	963,752	-
Common shares issuable upon conversion of convertible notes	-	-
Common shares issuable upon conversion of Preferred Series A	-	-
Common shares issuable upon conversion of Preferred Series B	-	-
Common shares issuable upon conversion of Preferred Series C	-	-
Total	3,099,440	849,768

The Company has 3,000,000 Series A Preferred, 3,275,000 Series B Preferred shares and 2,000 Series C Preferred shares authorized. On August 28, 2024, 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares were converted into 1,500,000 and 1,310,000 common shares respectively. On July 22, 2025, July 23, 2025 and September 11, 2025 Series C Preferred of 875, 145, and 30, respectively, were converted into 427,778, 70,889, and 14,667 common shares, respectively. During the nine months ended September 30, 2025 and 2024, the Company had 0 Series A Preferred shares, 0 of Series B Preferred shares and 0 of Series C Preferred shares issued and outstanding. (See Note 8).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three and nine months ended September 30, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

NOTE 2 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On September 30, 2025 and December 31, 2024, accounts receivable consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable	$40,394	$123,686
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$40,394	$123,686

For the three and nine months ended September 30, 2025 and 2024, the Company did not record any bad debt expense related to accounts receivable.

Performance bond receivable

On September 30, 2025 and December 31, 2024, other receivables consisted solely of performance bond receivables as follows:

	September 30, 2025	December 31, 2024
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by a former customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of September 30, 2025 and December 31, 2024, there were no performance bonds receivable and outstanding.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

NOTE 3 – INVENTORY

On September 30, 2025 and December 31, 2024, inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$281,659	$259,658
Work in process	193,618	60,229
Finished goods	18,270	22,174
Less reserve for obsolete inventory	-	-
Total	$493,547	$342,061

NOTE 4 – PROPERTY AND EQUIPMENT

On September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	129,536	115,423
Software library	10,000	10,000
Furniture, fixtures and office equipment	19,250	7,329
Less accumulated depreciation	(217,145)	(157,880)
Total	$281,650	$314,881

For the three and nine months ended September 30, 2025, depreciation expense amounted to $20,284 and $59,266, respectively. For the three and nine months ended September 30, 2024 depreciation expense amounted to $18,224 and $50,896, respectively.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Impairments

During the quarter ended September 30, 2025, the Company conducted an interim impairment test of its goodwill and other intangibles due to a decline in operating performance and a sustained decline in its stock price. As part of the analysis, the Company updated the forecasted future cash flows and revenues in the impairment assessment to reflect current conditions. Based on the results of the impairment test performed, the Company recognized a full goodwill impairment charge of $684,867 and an other intangibles impairment charge of $146,001 during the three and nine months ended September 30, 2025. No impairment charges were recognized during the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2025, the Company capitalized $2,702 and $207,545, respectively of its direct costs. As of September 30, 2025 and September 30, 2024, the Company had $903,695 and $1,088,645, respectively, of finite lived intangible assets, net.

As of September 30, 2025, intangible assets subject to amortization consisted of the following:

	September 30, 2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(388,000)	$-
Contractual employment agreements	3	310,000	(310,000)	-
Acquired capitalized internal-use software development costs	3	1,125,758	(222,063)	903,695
		$1,823,758	$(920,063)	$903,695

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

For the three and nine months ended September 30, 2025, amortization of intangible assets amounted to $72,167 and $246,493, respectively. For the three and nine months ended September 30, 2024, amortization of intangible assets amounted to $81,352 and $171,735, respectively. For the three and nine months ended September 30, 2025, impairment of intangible assets amounted to $146,001. There were no impairment charges during the three and nine months ended September 30, 2024.

As of December 31, 2024, intangible assets subject to amortization consisted of the following:

	December 31, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(183,819)	$204,181
Contractual employment agreements	3	310,000	(271,337)	38,663
Acquired capitalized internal-use software development costs	3	918,213	(72,412)	845,801
		$1,616,213	$(428,068)	$1,088,645

For the year ended December 31, 2024 amortization of intangible assets amounted to $271,235.

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
2025 (three months ended December 31, 2025)	$65,656
2026	225,971
2027	225,971
2028	225,971
2029	160,126
Total	$903,695

Goodwill

On September 30, 2025 and December 31, 2024, goodwill consisted of the following:

	September 30, 2025	December 31, 2024
Safe-Pro USA	$-	$518,255
Airborne Response	-	166,612
Total goodwill	$-	$684,867

For the three and nine months ended September 30, 2025, impairment of goodwill amounted to $684,867.

NOTE 6 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). The SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note, with a term of 30 years or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum. The SBA Loan is secured by a continuing security interest in and to any and all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of September 30, 2025 and December 31, 2024, accrued interest related to this note amounted to $2,914 and $5,227, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

On September 30, 2025 and December 31, 2024, notes payable consisted of the following:

	September 30, 2025	December 31, 2024

Notes payable	$146,000	$146,000
Total notes payable	146,000	146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

During March 2024, the Company received net proceeds of $275,002 in relation to a convertible debt agreement with an investor in the principal amount of $475,000, which mature in March of 2025 at an interest rate of 15% per annum and a default interest rate of 18% per annum. The convertible debt agreement provided warrants to purchase up to 85,938 shares of the Company’s common stock at an exercise price of $1.00, with a term of three years. The investor may convert any outstanding and unpaid principal portion and accrued and unpaid interest of the convertible note into shares of the Company’s common stock at the conversion price of $3.20 per share, subject to price protection and 4.9% beneficial conversion limitation. The warrants were valued on the grant date at $106,563, or $1.24, using the relative fair value method. Warrants were valued on the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.91%, expected dividend yield of 0%, expected option term of three years, and expected volatility of 70.0% based on the calculated volatility of comparable companies.

On August 27, 2024, the December 2023 Convertible Note and March 2024 Convertible Notes with principal balances of $750,002 and accrued interest payable of $58,530, were converted into 252,666 common shares of the Company, pursuant to contractual conversion terms.

During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not record any amortization of debt discount.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

On August 29, 2022, in connection with the acquisition of 100% of Airborne Response, the Company issued 3,275,000 shares of Series B preferred stock. On August 27, 2024, in conjunction with the Company’s initial public offering, the Series B Preferred shares were converted into 1,310,000 shares of common stock.

Series C Preferred Stock

On May 7, 2025, the Company’s board of directors approved an Amendment to its Articles of Incorporation, to designate 2,000 shares of the Series C Preferred, par value $0.0001. On May 8, 2025, the Company’s Certificate of Designation for Series C Preferred Stock became effective, authorizing 2,000 shares with a stated value of $1,100 per share. The Series C Preferred Stock was non-voting, entitled to dividends on an as-converted basis, and convertible into common stock at a fixed price of $2.25 per share. The Company had the option to redeem the shares at stated value, and holders were entitled to liquidation preference equal to the stated value.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

On July 22, 2025, the Company issued 427,778 common shares pursuant to the conversion of 875 shares of Preferred Series C at a conversion ratio of $2.25 per share.

On July 23, 2025, the Company issued 70,889 common shares pursuant to the conversion of 145 shares of Preferred Series C at a conversion ratio of $2.25 per share.

On September 11, 2025, the Company issued 14,667 common shares pursuant to the conversion of 30 shares of Preferred Series C at a conversion ratio of $2.25 per share.

As of September 30, 2025, all Series C Preferred Stock had been converted into common shares, resulting in no outstanding balance.

Common stock issued for compensation and services

2025

On February 27, 2025, the Company issued 100,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.90, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $390,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On February 28, 2025, the Company issued 400,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to Mr. Erdberg, the Company’s CEO, as pursuant to his contractual agreement with the Company. Stock-based compensation in the amount of $1,552,500 is recorded and is represented in Salary, wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations.

Also on February 28, 2025, the Company issued 100,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $380,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On March 11, 2025, the Company issued 25,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.06, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $76,500 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On March 20, 2025, the Company issued 12,500 common shares, outside of its 2022 Equity Plan, at a fair market value of $2.93, representing the market close on date of issuance. The award was issued to individuals for services. Stock-based professional fees in the amount of $36,625 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On June 13, 2025, the Company issued 37,500 common shares, pursuant to 2022 Equity Plan, at a fair market value of $3.01, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $112,875 are recorded as professional fees, on the Company’s unaudited condensed consolidated statement of operations.

Also on June 13, 2025, the Company issued 165,000 restricted shares at a fair market value of $3.01, representing the market close on date of issuance. Stock-based professional fees in the amount of $496,650 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The awards were issued to individuals for services relating to certain equity transactions and have not been registered pursuant to the Securities Act of 1933.

On July 22, 2025, the Company issued 265,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.85, representing the market close on date of issuance. The awards were issued to individuals in connection with services performed or pursuant to contractual employment agreements. Stock-based compensation fees totaling $1,020,250 are recorded, including $442,750 to Professional fees and $577,500 to Salary, wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

Also on July 22, 2025, the Company issued 30,000 restricted shares at a fair market value of $3.85, representing the market close on date of issuance. Stock based professional fees in the amount of $115,500 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The award was issued to an individual for services performed and has not been registered pursuant to the Securities Act of 1933.

On August 4, 2025, the Company granted 30,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.36, representing the market close on date of issuance. The award was granted to an individual in connection with services performed. The shares vest in equal monthly installments of 2,500 shares over a 12-month period beginning September 1, 2025, subject to continued service. As of September 30, 2025, the Company issued 2,500 shares. Stock-based professional fees in the amount of $8,400 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On August 22, 2025, the Company issued 187,500 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $5.69, representing the market close on date of issuance. The awards were issued to individuals in connection with services performed or pursuant to contractual employment agreements. Stock based professional fees in the amount of $1,066,875 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations.

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

In connection with these shares, the Company recorded stock-based professional fees of $400,000 and $948,000, respectively, for the three and nine months ended September 30, 2024.

Common stock and warrants issued for cash

2025

During the three months ended September 30, 2025, the Company completed a private placement of 2,000,000 Units for aggregate gross proceeds of $8,000,000, or $4.00 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $6.00 per share, exercisable immediately and expiring three years from the date of issuance. The Company incurred direct equity issuance costs of $1,232,500, which were recorded as a reduction to additional paid-in capital.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the nine months ended September 30, 2025 and 2024, respectively are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2024	125,531	$4.09	3.26	$90,952
Issued	2,525,835	5.37	2.84	-
Exercised	(515,678)	-	-	-
Balance Outstanding on September 30, 2025	2,135,688	$5.88	2.88	$2,435,901
Exercisable, September 30, 2025	2,123,188	$5.89	2.87	$2,399,026

(1)	The aggregate intrinsic value on September 30, 2025, was calculated based on Nasdaq’s market close on September 30, 2025 of $7.02 and the exercise price of the underlying warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2023	611,017	$1.00	2.5	$574,356
Issued	289,751	2.70	3.0	-
Balance Outstanding on September 30, 2024	900,768	$1.55	2.1	$1,211,261
Exercisable, September 30, 2024	849,768	$1.64	2.3	$1,382,621

(1)	The aggregate intrinsic value on September 30, 2024, was calculated based on Nasdaq’s market close on September 30, 2024 of $2.89 and the exercise price of the underlying warrants. The aggregate intrinsic value on December 31, 2023 was calculated based on the difference between the calculated fair value on December 31, 2023 of $1.94 and the exercise price of the underlying warrants.

For the nine months ending September 30, 2025 and 2024, the Company recorded $14,069 and $0, respectively, for stock-based compensation expense related to 12,500 warrants as issued for services. As of September 30, 2025, unamortized stock-based compensation for warrants was $ 1,378 to be recognized through December 31, 2025.

The above warrants granted during the nine months ended September 30, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

September 30, 2025
Expected term, in years	5
Expected volatility	54.41%
Risk-free interest rate	4.01%
Dividend yield	-

Representative warrants

On August 29, 2024, in connection with the IPO, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. (the “Underwriter”), Pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Underwriter Warrant”). The Underwriter Warrant is exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025, and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. The Underwriter Warrant provides for registration rights (including piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the price of the Underwriter Warrant and the number of shares underlying the Underwriter Warrant) resulting from corporate events (which would include dividends, reorganization, mergers and similar events). The Underwriter Warrant and the common stock underlying the Underwriter Warrant were registered as a part of the IPO Registration Statement.

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

During the three months ended September 30, 2025, 513,334 warrants were exercised at an exercise price of $2.93 per share, resulting in aggregate proceeds of approximately $1.5 million to the Company.

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

Warrants issued in connection with private placement

During the three months ended September 30, 2025, the Company completed a private placement of 2,000,000 Units for aggregate gross proceeds of $8,000,000, or $4.00 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $6.00 per share, exercisable immediately and expiring three years from the date of issuance.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

Options

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	322,500	$3.40	4.97	$138,675
Granted	650,000	7.42	4.66	-
Forfeited	-	-	-	-
Exercised	(8,748)	3.40	-	-
Outstanding at September 30, 2025	963,752	$6.11	4.52	$1,363,782

Exercisable at September 30, 2025	432,188	$4.06	4.20	$1,217,851

For the nine months ending September 30, 2025 and 2024, the Company recorded $548,342 and $0, respectively, for stock-based compensation expense related to stock options. As of September 30, 2025, unamortized stock-based compensation for stock options was $1,101,752 to be recognized through March 31, 2030.

The options granted during the nine months ended September 30, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

September 30, 2025
Expected term, in years	4.59
Expected volatility	51.36%
Risk-free interest rate	3.84%
Dividend yield	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2024 and 2023, 1,082,500 and 595,000 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the nine months ended September 30, 2025, 1,885,000 of the Company’s common shares and options issued for services and compensation, as described above, were issued pursuant to the 2022 Plan. As of September 30, 2025, the Company had 667,500 shares available for issuance under the 2022 Plan.

2025 Equity Incentive Plan

In April 2025, the Compensation Committee of the Board of Directors approved the 2025 Stock Plan, pending stockholders’ approval, which was subsequently received on June 26, 2025. The 2025 Plan is a stock-based compensation plan that provides discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants. The share reserve is subject to an annual automatic increase of up to 5% of the Company’s outstanding common stock through January 1, 2035, unless otherwise determined by the Board. The plan includes provisions related to award limits, changes in control, and restrictions on repricing. No shares, stock options, or other awards have been issued under the 2025 Plan as of September 30, 2025.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of September 30, 2025, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

Contingent amounts due to related parties

As discussed in Note 11 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. On March 19, 2025 and July 25, 2025, the Company received $37,615 and $56,325, respectively, in regard to this contingent obligation net of commissions payable. As of September 30, 2025, the remaining balance of $435,656 is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 10 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of September 30, 2025 and December 31, 2024, the Company recorded no cash in bank in excess of FDIC insured levels. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This reduces the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

For the three months ended September 30, 2025, 64.6% of total sales were to customers in the United State and 35.4% were to a customer in Asia. During the nine months ended September 30, 2025, 74.1% of total sales were to a customer in the United States, 9.5% total sales were to a customer in Asia and 16.4% of total sales were to a customer in Canada.

For the three months ended September 30, 2024, 98.7% of total sales were to customers in the United States and 1.3% of total sales were to a customer in Europe. During the nine months ended September 30, 2024, 67.3% of total sales were to customers in the United States and 32.7% of total sales were to customers in Europe.

Customer concentration

For the three months ended September 30, 2025, four customers accounted for approximately 84.7% of total sales (Golden West Humanitarian Foundation 35.4%, Florida Power & Light 19.2%, Classic Custom 18.6%, and Security Pro USA 11.6%, respectively). For the nine months ended September 30, 2025, three customers accounted for approximately 69.9% of total sales (Classic Custom, 35.2%, JD Advanced Forensics 18.3% and Mriya Aid 16.4%, respectively).

For the three months ended September 30, 2024, two customers accounted for approximately 92.7% of total sales, (Classic Custom 29.5% and Florida Power & Light 63.2%, respectively). For the nine months ended September 30, 2024, four customers accounted for approximately 95.2% of total sales (Classic Custom 23.8%, Mriya Aid 32.5%, Hialeah Gardens PD 12.2% and Florida Power & Light 26.7%, respectively).

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On September 30, 2025, three customers accounted for 95.1% of the total accounts receivable balance (Florida Power & Light 28.6%, JD Advanced Forensics 55.5% and U.S. Department of Veteran Affairs 11.0%).

On September 30, 2024, one customer accounted for 94.4% of the total accounts receivable balance. On December 31, 2024, one customer accounted for 89.5% of the total accounts receivable balance (Florida Power & Light). Sales of Airborne Response are seasonal based on weather conditions or patterns.

Supplier concentration

During the three months ended September 30, 2025, the Company purchased approximately 78.5% of its inventory from three suppliers. During the nine months ended September 30, 2025, the Company purchased approximately 56.8% of its inventory from two suppliers.

During the three months ended September 30, 2024, the Company purchased approximately 37.9% of its inventory from two suppliers. During the nine months ended September 30, 2024, the Company purchased approximately 50.1% of its inventory from two suppliers.

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the nine months ended September 30, 2025, the Company primarily advanced funds received from the Bangladesh receivables of $93,940 and made payments of $40,800. During year ended December 31, 2024, the Company repaid $20,654 of these advances and assumed liabilities. During the year ended December 31, 2023, the Company was advanced funds of $298,361 and repaid $793,458 of these advances and assumed liabilities. During the period from June 8, 2022 to December 31, 2022, the Company had advanced funds of $93,003 and repaid $814,892 of these advances and assumed liabilities. On September 30, 2025 and December 31, 2024, amounts due to the former member amounted to $435,656 and $382,516, respectively, which is included in due to related parties on the accompanying unaudited consolidated balance sheets. See Note 9 –Contingent amounts due to related parties.

On March 31, 2025, Mr. Borkar waived accrued salary in aggregate of $56,538, as due under his Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2024, approximately $32,308 was waived and was recorded as contributed capital as of March 31, 2025. For the nine months ended September 30, 2025, approximately $24,231 was waived and recorded as an offset to wages on the Company’s unaudited condensed consolidated statement of operations. See Note 8. As of September 30, 2025 and year ended December 31, 2024, the accrued wages balance for Mr. Borkar was $5,934 and $39,107.

On March 31, 2025, a spouse of Mr. Borkar waived the accrued salary in aggregate of $56,538, as due under her Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2024, approximately $32,308 was waived and was recorded as contributed capital as of March 31, 2025, see Note 8. For the three months ended March 31, 2025, approximately $24,231 was waived and recorded as an offset to salary wages and payroll taxes on the Company’s unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2025, the accrued wages balance for the spouse of Mr. Borkar was $5,934.

For the nine months ended September 30, 2025 and 2024, the Company recorded gross wages of $86,827 and $ 0, respectively, for the spouse of Mr. Borkar.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

Related party purchases

During the nine months ended September 30, 2025 and 2024, the Company purchased inventory and services from a company owned by the spouse of Mr. Borkar, in the amount of $6,139 and $0, respectively, which is included in cost of sales on the accompanying unaudited consolidated statements of operations.

NOTE 12 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

On July 13, 2022, and effective August 1, 2022, the Company entered into a 36-month lease agreement for the lease of office space under a non-cancelable operating lease through July 31, 2025. During the term of lease, the Company shall pay base rent of $2,704 from August 1, 2022 to July 1, 2023, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments.

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

In April 2024, Airborne Response entered into a 39-month lease agreement for the lease of a vehicle under a non-cancelable operating lease through July 2027. During the term of lease, the Company shall pay base rent of $296 from April 2024 to July 2027. In connection with the signing of the vehicle lease, the Company recorded a right of use assets and lease liabilities of $19,583 and $9,539, respectively.

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

During the three and nine months ended September 30, 2025, in connection with its operating property leases, the Company recorded rent expense of $19,121 and $67,236, respectively. During the three and nine months ended September 30, 2024, in connection with its property operating leases, the Company recorded rent expense of $22,395 and $69,100, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On September 30, 2025 and December 31, 2024, right-of-use asset (“ROU”) is summarized as follows:

	September 30, 2025	December 31, 2024
Office lease right of use assets	$310,598	$277,514
Auto lease right of use asset	19,583	19,583
Less: accumulated amortization	(252,229)	(195,476)
Balance of ROU assets	$77,952	$101,621

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

Other information:	September 30, 2025	December 31, 2024

Weighted average remaining lease term – operating leases	0.99 years	1.57 years
Weighted average discount rate – operating leases	4.60%	4.60%

On September 30, 2025 and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30, 2025	December 31, 2024
Lease liabilities related to office lease right of use assets	$69,867	$91,113
Lease liabilities related to auto lease right of use asset	5,293	7,595
Less: current portion of lease liabilities	(73,417)	(63,115)
Lease liabilities – long-term	$1,743	$35,592

On September 30, 2025, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended December 31,	Amount
2025	$20,727
2026	56,964
2027	1,183
Total minimum non-cancellable operating lease payments	78,874
Less: discount to fair value	(3,714)
Total lease liabilities on September 30, 2025	$75,160

NOTE 13 – SEGMENT REPORTING

During the three and nine months ended September 30, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

SAFE PRO GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(unaudited)

Information with respect to these reportable business segments for the three and nine months ending September 30, 2025 and 2024 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Safe-Pro USA	$81,142	$98,637	$270,490	$751,031
Airborne Response	20,280	227,745	39,157	525,992
Safe Pro AI	-	4,375	69,330	4,375
	101,422	330,756	378,977	1,281,399
Depreciation and amortization:
Safe-Pro USA	14,555	27,577	65,412	82,125
Airborne Response	25,089	35,001	83,449	102,705
Safe Pro AI	52,382	36,631	155,698	36,701
Other (a)	425	366	1,201	1,099
	92,451	99,576	305,760	222,630
Interest expense:
Safe-Pro USA	1,644	1,647	4,461	5,154
Airborne Response	531	587	755	587
Safe Pro AI	-	-	-	-
Other (b)	1,078	151,231	2,975	298,816
	3,253	153,464	8,190	304,556

Net (loss) income:
Safe-Pro USA	(612,967)	(104,938)	(778,959)	(175,109)
Airborne Response	(414,679)	(73,504)	(688,507)	(358,488)
Safe Pro AI	(3,528,573)	(226,893)	(773,089)	(313,420)
Other	(454,139)	(3,280,122)	(8,649,379)	(5,197,222)
	$(5,010,358)	$(3,685,456)	$(10,889,934)	$(6,044,239)

(a)	Depreciation is recorded in Safe-Pro USA, Airborne Response and Safe Pro AI in cost of sales on the Company’s condensed consolidated unaudited statement of operations in cost of sales and has been described above, separately.

(b)	The Company does not allocate financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level. See interest expense other (b) in the above table.

	September 30, 2025	December 31, 2024
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$181,126	$217,134
Airborne Response	62,623	71,444
Safe Pro AI	30,129	22,143
Other (a)	7,772	4,160
	$281,650	$314,881

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(unaudited)

NOTE 14 – SUBSEQUENT EVENTS

Stock-based compensation issued for wages and services

On October 1, 2025, the Company issued 2,500 shares of common stock to an individual service provider as the second installment of a 30,000-share award under the 2022 Equity Incentive Plan. The shares were valued at $3.36 per share, based on the market close on the grant date. The award vests in equal monthly installments of 2,500 shares over 12 months, beginning September 1, 2025, subject to continued service. The stock-based compensation of $8,400 was recorded on the Company’s statement of operations to Professional fees.

On October 2, 2025, the Company issued 48,889 shares of common stock pursuant to a warrant exercise. As of September 30, 2025, the Company had received proceeds of $143,245 and recognized the amount as additional paid-in capital in the unaudited condensed consolidated balance sheet. Upon issuance of the shares on October 2, 2025, the Company reclassified the par value of the shares from additional paid-in capital to common stock to reflect the shares outstanding.

On October 17, 2025, the Company issued 50,000 shares of its common stock pursuant to its 2022 Equity Incentive Plan. The shares were granted at a fair market value of $3.90 per share, based on the closing price on the grant date. This issuance was made in accordance with a contractual employment agreement dated February 27, 2025, which provided for the issuance of 50,000 shares effective six months from the agreement date. As of September 30, 2025, the Company recognized stock-based compensation expense totaling $195,000, which was recorded as Professional Fees in the unaudited condensed consolidated statement of operations. Upon issuance of the shares on October 17, 2025, the Company reclassified the par value of the shares from additional paid-in capital to common stock to reflect the shares outstanding.

On October 17, 2025, the Company issued 25,000 shares of its common stock pursuant to its 2022 Equity Incentive Plan. The shares were granted at a fair market value of $3.06 per share, based on the closing price on the grant date. This issuance was made in accordance with a contractual employment agreement dated March 11, 2025, which provided for the issuance of 25,000 shares effective six months from the agreement date. As of September 30, 2025, the Company recognized stock-based compensation expense totaling $76,500, which was recorded as Professional Fees in the unaudited condensed consolidated statement of operations. Upon issuance of the shares on October 17, 2025, the Company reclassified the par value of the shares from additional paid-in capital to common stock to reflect the shares outstanding.

On October 31, 2025, the Compensation Committee approved the accelerated vesting and issuance of 25,000 shares of common stock under the 2022 Equity Incentive Plan. In accordance with ASC 718, the fair value of the award was measured at $6.30 per share, the closing price on the acceleration date, as this constituted a modification of the original grant. As a result, the stock-based compensation of $157,500 was recorded on the Company’s statement of operations to Professional fees.

Shelf Registration Statement

On October 10, 2025, the Company filed a shelf registration statement on Form S-3 with the SEC, allowing for the potential offering of up to $100 million of common stock, preferred stock, debt securities, warrants, purchase contracts, or units. Securities may be offered from time to time in one or more offerings, as described in future prospectus supplements.

Private Placement of Common Stock

On October 17, 2025, the Company closed on a private placement of 2,000,000 shares of common stock at a purchase price of $7.00 per share, resulting in aggregate gross proceeds of $14,000,000. The shares were issued to accredited investors pursuant to Securities Purchase Agreements, relying on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares are fully paid, non-assessable, and restricted securities.

The Company agreed to use its best efforts to file a registration statement to register the resale of the shares within fifteen business days of closing. Additionally, the Company agreed not to enter into any transaction for the sale of equity securities or securities convertible into equity securities for a period of 90 days following the closing, except that after the registration statement has been effective for at least 30 days, the Company may enter into such transactions if the price per share is at least $6.00.

On October 22, 2025, the Board of Directors approved payments totaling $1,400,000 to advisory service providers and employees in connection with their roles in the Company’s private placement transaction. These payments represent direct equity issuance costs and were recorded as a reduction to additional paid-in capital.

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

Through a layered approach to the development and integration of advanced technologies in artificial intelligence, drone-based remote sensing technologies, services, and personal protective gear, Safe Pro Group seeks to provide government, NGOs and enterprises with innovative solutions designed to respond to evolving threats.

Currently, the Company’s revenue is primarily generated by its subsidiaries Airborne Response and Safe-Pro USA. We expect to begin realizing revenue from Safe Pro AI for its Safe Pro Object Threat Detection (SPOTD) technology ecosystem - Spotlight AI™, SpotlightAI™ OnSight and SPOTD NODE (Navigation, Observation and Detection Engine)- as a result of multiple completed demonstrations and evaluations in Ukraine, the Philippines and the United States during 2025, as well as planned demonstrations including events hosted by the U.S. Army in early 2026. As of November 1, 2025, SpotlightAI™, has analyzed more than 2,130,777 drone images from Ukraine, identifying more than 38,195 landmines and unexploded remnants of war across 10,966 hectares (27,086 acres) of Ukrainian territory.

Furthermore, the Company expects to generate revenue through a number of strategic relationships formed during August and September of 2025 with select drone industry vendors introduced through its most recent investors, such as Ondas Holdings Inc. and Unusual Machines Inc.

Principle of Consolidation

Our consolidated financial statements included in this report include our accounts and those of our subsidiaries: Airborne Response Corp., Safe-Pro USA LLC, and Safe Pro AI LLC from their respective dates of acquisition.

Supplier Concentration

During the three months ended September 30, 2025, the Company purchased approximately 78.5% of its inventory from three suppliers (Barrday Corp 21.9%, Industries Bitossi Inc. 32.2%, and Lincoln Fabrics 24.4%). During the nine months ended September 30, 2025, the Company purchased approximately 56.8% of its inventory from two suppliers (Avient Protective Materials 29.6% and Lincoln Fabrics 27.3%).

During the three months ended September 30, 2024, the Company purchased approximately 37.9% of its inventory from two suppliers (Matrix Space 10.8% and Southeast Drone Technologies 27.1%).

During the nine months ended September 30, 2024, the Company purchased approximately 50.1% of its inventory from two suppliers, (Minelab Electronics 36.7% and Mithix Pro 13.4%).

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Segment Information

During the nine months ended September 30, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

Cost of Goods Sold and Gross Profit. Gross profit has been and will continue to be affected by various factors, including changes in our supply chain and the evolving product mix. The margin profile of our current products and future products will vary depending on operating performance, features, materials, manufacturer and supply chain. Gross margin will vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing, labor costs for services and depreciation for our drone-related fixed assets and our production costs, which includes depreciation related costs for manufacturing equipment, costs of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

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

Results of Operations

Comparison of the Three months Ended September 30, 2025 and 2024

For the Three months Ended September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024	Change	%
REVENUES:
Product Sales	$81,142	$98,636	$(17,495)	(17.7)%
Services	20,280	232,120	(211,840)	(91.3)%
Total Revenues	101,422	330,756	(229,334)	(69.3)%

COST OF REVENUES:
Product sales	42,229	55,815	(13,586)	(24.3)%
Services	8,003	122,851	(114,848)	(93.5)%
Cost of depreciation	17,596	17,857	(261)	(1.5)%
Total Cost of Revenues	67,828	196,523	(128,695)	(65.5)%
Gross profit	33,594	134,233	(100,639)	(75.0)%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	454,429	545,525	(91,096)	(16.7)%
Stock-based compensation	831,385	2,200,000	(1,368,615)	(62.2)%
Total salary wages and payroll taxes	1,285,814	2,745,525	(1,459,711)	(53.2)%
Research and development	109,763	-	109,763	-
Professional fees:
Professional fees - other	408,821	230,698	178,123	(77.2)%
Stock-based compensation – professional fees	1,759,261	200,000	1,559,261	(779.6)%
Total Professional fees	2,168,082	430,698	1,737,384	403.4%
Selling, general and administrative expenses	602,715	418,366	184,349	44.1%
Depreciation and amortization	74,855	81,718	(6,863)	(8.4)%
Total operating expenses	4,241,229	3,676,307	564,922	15.4%

Loss from operations	(4,207,635)	(3,542,074)	(665,561)	18.8%
Other income (expense):
Other income	31,398	-	31,398	-
Interest income	-	10,082	(10,082)	-
Interest expense	(3,253)	(153,464)	150,211	(97.9)%
Impairment of goodwill	(684,867)	-	(684,867)	-
Impairment of other intangibles	(146,001)	-	(146,001)	-
Total other income (expense)	(802,723)	(143,382)	(659,341)	(459.8)%
Net loss	$(5,010,358)	$(3,685,456)	$(1,324,902)	36.0%

Comparison of the Nine Months Ended September 30, 2025 and 2024

For the Nine Months Ended September 30, 2025 and 2024:

	September 30,	September 30,
	2025	2024	Change	%
REVENUES:
Product Sales	$270,490	$907,260	$(636,770)	(70.2)%
Services	108,487	374,139	(265,652)	(71.0)%
Total Revenues	378,977	1,281,399	(902,422)	(70.4)%

COST OF REVENUES:
Product sales	141,720	604,000	(462,280)	(76.5)%
Services	54,737	185,302	(130,565)	(70.5)%
Cost of depreciation	55,803	49,796	6,007	12.1%
Total Cost of Revenues	252,260	839,098	(586,838)	(69.9)%
Gross profit	126,717	442,301	(315,584)	(71.4)%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	1,689,872	1,371,310	318,562	23.2%
Stock-based compensation	2,054,955	2,200,000	(145,045)	(6.6)%
Total salary wages and payroll taxes	3,744,827	3,571,310	173,517	4.9%
Research and development	127,638	85,937	41,701	48.5%
Professional fees:
Professional fees - other	1,200,636	760,908	439,728	57.8%
Stock-based compensation – professional fees	3,610,955	748,000	2,862,955	382.7%
Total Professional fees	4,811,591	1,508,908	3,302,683	218.9%
Selling, general and administrative expenses	1,329,374	853,077	476,297	55.8%
Depreciation and amortization	249,957	172,834	77,123	44.6%
Total operating expenses	10,263,387	6,192,066	4,071,321	65.8%

Loss from operations	(10,136,670)	(5,749,765)	(4,386,905)	76.3%
Other income (expense):
Other income	33,890	-	33,890	-
Interest income	51,905	10,082	41,823	414.8%
Interest expense	(8,190)	(304,556)	296,366	(97.3)%
Impairment of goodwill	(684,867)	-	(684,867)	-
Impairment of other intangibles	(146,001)	-	(146,001)	-
Total other income (expense)	(753,264)	(294,474)	(458,790)	155.8%
Net loss	$(10,889,934)	$(6,044,239)	$(4,845,695)	80.2%

Net Revenue. For the three months ended September 30, 2025 and 2024, revenues generated were $101,422 and $330,756, a decrease of $229,334 or 69.3%. Comparable sales for Safe-Pro USA were $81,141 for the three months ended September 30, 2025 as compared to $98,637 for the same period in 2024, a decrease of $17,496 or 17.7%. Comparable sales for Airborne Response were $20,280 for the three months ended September 30, 2025 as compared to $227,745 for the same period in 2024, a decrease of $207,465 or 91.1%. Comparable sales for Safe Pro AI were $0 for the three months ended September 30, 2025 as compared to $4,375 for the same period in 2024.

For the nine months ended September 30, 2025 and 2024, revenues generated were $378,977 and $1,281,399, a decrease of $902,422 or 70.4%. Comparable sales for Safe-Pro USA were $270,489 for the nine months ended September 30, 2025 as compared to $751,031 for the same period in 2024, a decrease of $480,542 or 64.0%. Comparable sales for Airborne Response were $39,157 for the nine months ended September 30, 2025 as compared to $525,992 for the same period in 2024, a decrease of $486,835 or 92.6%. Comparable sales for Safe Pro AI were $69,330 for the nine months ended September 30, 2025 as compared to $4,375 for the same period in 2024.

A substantial portion of revenue for Airborne Response, is with one customer, Florida Power & Light, (“FPL”). If there is positive weather patterns, the electrical power grid remains in stable condition requiring less maintenance and repair work which results in fewer work orders for Airborne Response. For the three and nine months ended September 30, 2025 and 2024, the decrease in revenue for Airborne Response was primarily attributable the lack of disruptions to the FPL electrical power grid, due to positive weather patterns, which included no active hurricanes. Airborne Response is currently in the process of completing a training program for a new revenue stream, providing nested flight services with FPL/NextEra.

For the three and nine months ended September 30, 2025 and 2024, Safe-Pro USA’s decrease in revenue is attributable to the effects of U.S. Tariffs on Chinese products. The Company imports Security Guards’ uniforms from China As the result of the high tariffs of goods imported from China, a our business model is being reevaluated and recalibrated at this time, with the consequence that business is at its lowest level. Safe-Pro USA is in the process of sourcing additional customers along with obtaining government certifications to become a supplier for the U.S. government.

We expect to begin realizing revenue from Safe Pro AI for its Safe Pro Object Threat Detection (SPOTD) technology ecosystem - Spotlight AI™, SpotlightAI™ OnSight and SPOTD NODE (Navigation, Observation and Detection Engine)- as a result of multiple completed demonstrations and evaluations in Ukraine, the Philippines and the United States during 2025, as well as planned demonstrations including events hosted by the U.S. Army in early 2026. As the Company begins to bring on SaaS and subscription customers related to its AI offerings, it is expected that revenue growth will have a more predictable trajectory, and decrease the volatility from one-time contracts.

Cost of Revenue During the three months ended September 30, 2025 and 2024, cost of revenues decreased to $67,828 compared to $196,523, a decrease of $128,695, or 65.5%. Gross profit margins were 33.1% and 40.7%, respectively. The decrease in cost of revenue is directly attributable to a decrease in revenue. For the nine months ended September 30, 2025 and 2024, gross profit margins were 33.4% and 34.5%, respectively. The decrease in margin was attributable to an increase in sales for products which have a lower gross profit margin.

Operating Expenses. Total operating expenses for the three months ended September 30, 2025 and 2024 were $4,241,228 and $3,676,307, an increase of $564,922 or 15.4%. Total operating expenses for the nine months ended September 30, 2025 and 2024 were $10,263,387 and $6,192,066, an increase of $4,071,321 or 65.8%. Factors resulting in the increase are described more fully below. For the year ending December 31, 2025, we expect selling, general and administrative expenses to increase, as we ramp up our sales and marketing expansion efforts to correspond with our increased production efforts, relating to our personal protective gear, the availability of additional AI-powered image processing solutions and new drone-based services such as Drone as a First Responder (DFR).

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended September 30, 2025 and 2024 were $1,285,814 and $2,745,525, a decrease of $1,459,711 or 53.2%. The decrease was primarily driven by higher stock-based compensation expense of $2,200,000 recorded during the three months ended September 30, 2024, compared to $831,385 in the current period. The prior year expense was associated with new employment agreements executed in preparation for the Company’s initial public offering.

Total salaries, wages and payroll taxes for the nine months ended September 30, 2025 and 2024 were $3,744,827 and $3,571,310, an increase of $173,517 or 4.9%. The increases were primarily attributable to additional compensation expense related to employment agreements and incentive bonuses associated with current-year equity issuances, partially offset by a reduction in officer wages incurred pursuant to the terms of employment agreements with the Chief Executive Officer.

Research and Development expenses were $109,763 and $0, for the three months ended September 30, 2025 and 2024, respectively, an increase of $109,763. Research and Development expenses were $127,638 and $85,937, for the nine months ended September 30, 2025 and 2024, respectively, an increase of $41,701 or 48.5%. The increase is primarily attributable to expanded development efforts and the engagement of external contractors to support enhancements to the artificial intelligence business.

Professional fees were $2,168,082 and $430,698 for the three months ended September 30, 2025 and 2024, respectively, an increase of $1,737,384 or 403.4%. Professional fees were $4,811,591 and $1,508,908 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $3,302,683 or 218.9%. The increases for nine months ended September 30, 2025 as compared to the same period in 2024, were attributable to non-cash expenses for share-based professional fees of $2,862,955 recognized pursuant to contractual agreements, additional public company expenses of $344,518 including legal and investor relations fees, and additional director fees of $95,210. The increase is partially offset by the reduction of reclassification of contractor expenses from professional fees to selling, general and administrative expenses in 2025.

Selling, general and administrative expenses were $602,715 and $418,366 for the three months ended September 30, 2025 and 2024, respectively, an increase of $184,349 or 44.1%. Selling, general and administrative expenses were $1,329,374 and $853,077 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $476,297 or 55.8%. The increases for the nine months ended September 30, 2025 as compared to the same period in 2024, are primarily attributable to increases in advertising and D&O insurance premiums and the reclassification of contractor fees from professional fees to selling, general and administrative expenses.

Depreciation and amortization expenses were $74,855 and $81,718 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $6,863, or 8.4%. For the nine months ended September 30, 2025 and 2024, depreciation and amortization costs were $249,957 and $172,834 respectively, an increase of $77,123, or 44.6%.

We expect our expenses in each of these areas to continue to increase during fiscal 2025 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Income (Expense). Our total other expenses were $802,723 compared to $143,382 during the three months ended September 30, 2025 and 2024 respectively, an increase of $659,341, or 459.8%. Our total other expenses were $753,264 compared to $294,474, during the nine months ended September 30, 2025 and 2024 respectively, an increase of $458,790, or 155.8%. The increase is primarily attributable to the goodwill and intangible asset impairment charges recognized during the three months ended September 30, 2025.

Net Loss. We recorded a net loss of $5,010,358 for the three months ended September 30, 2025 as compared to a net loss of $3,685,456 an increase of $1,324,902, or 36.0%, for the three months ended September 30, 2024. We recorded a net loss of $10,889,934 for the nine months ended September 30, 2025 as compared to a net loss of $6,044,239 for the nine months ended September 30, 2024, an increase of $4,845,695, or 80.2%. The increase is a result of the factors as described above.

Consolidated Balance Sheet Data:

	September 30,	December 31,
	2025	2024	Change	%
	(Unaudited)
Cash	$7,597,009	$1,970,719	$5,626,290	285.5%
Property and equipment, net	281,650	314,881	(33,231)	(10.6)%
Current assets	8,422,290	2,750,129	5,672,161	206.3%
Total assets	9,695,387	4,949,943	4,745,444	95.9%
Current liabilities	1,108,308	893,926	214,382	24.0%
Working capital	7,313,982	1,856,203	5,457,779	294.0%
Total liabilities	1,256,051	1,075,518	180,533	16.8%
Additional paid in capital	33,578,136	18,123,723	15,454,413	85.3%
Accumulated deficit	(25,140,685)	(14,250,751)	(10,889,934)	76.4%
Total stockholders’ equity	$8,439,336	$3,874,425	$4,564,911	117.8%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At September 30, 2025, we had a cash balance of $7,597,009 and working capital of $7,313,982.

Our current assets at September 30, 2025 increased by $5,672,161, or 206.3%, to $8,422,290 from $2,750,129, from December 31, 2024. The increases included cash of $5,626,290 and inventory of $151,486, and are partially offset by decreases in accounts receivable of $83,292 and prepaid expenses and other current assets of $22,323, which is primarily a result of the proceeds from the private placement and the exercise of warrants during the three months ended September 30, 2025.

Our current liabilities at September 30, 2025 increased to $1,108,308 from $893,926 or an increase of $214,382, or 24.0% from December 31, 2024. The increase is comprised of increases in accounts payable of $141,301, accrued expenses of $170,210, due to related parties of $11,108, current portion of lease liabilities of $10,302 and are partially offset by decreases in accrued compensation of $107,778 and contract liabilities of $10,761.

Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2025 amounted to $3,549,597 and were primarily attributable to our net loss of $10,889,934, offset by depreciation and amortization expense of $305,760, impairment of goodwill of $684,687, impairment of other intangibles of $146,001, and stock-based compensation and professional fees of $6,048,410. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $83,292, prepaid and other current assets of $22,323, accounts payable of $141,301, accrued expenses of $170,210 and lease liability of $122 which were offset by decreases in inventory of $151,486, contract liabilities of $10,761 and accrued compensation of $99,702.

Net cash flows used in operating activities for the nine months ended September 30, 2024 amounted to $3,065,107 and were primarily attributable to our net loss of $6,044,239, offset by depreciation and amortization expense of $222,630, stock-based compensation and professional fees of $2,948,000, and amortization of debt discount of $208,006. Changes in operating assets and liabilities were reflected by increases in accounts payable of $64,661 and accrued expenses of $161,652 offset by decreases in accounts receivable of $58,141, inventory of $16,115, prepaid and other current assets of $370,124, contract liabilities of $14,382, lease liability of $9,110 and accrued compensation of $157,945.

Investing Activities

Net cash flows used in investing activities were $233,580 and $266,397, for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we purchased property and equipment of $26,035 and investment in intangible technologies of $207,545.

Financing Activities

Net cash flows provided by financing activities were $9,409,467 and $4,922,851 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, we had proceeds from the sale of common stock in private placement offering of $6,767,500, proceeds from exercise of warrants of $1,511,570, proceeds from sale of Preferred Series C shares and warrants of $1,050,000, proceeds from exercise of options of $12,750, and proceeds from related party advances of $129,051 and partially offset by related party repayments of $61,404.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025, management identified a material weakness related to segregation of duties. Specifically, due to limited resources and headcount we did not have multiple people in the accounting function for a full segregation of duties and were reliant on outside consultants for external reporting. During the first quarter of 2025, the Company has remedied the material weakness related to inventory management by its implementation of a new system.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2025, based on the criteria in Internal Control – Integrated Framework (2013).

Plan for Remediation of Material Weakness

We are in the process of; (i) engaging a third party to conduct a full assessment of our controls and procedures and (ii) adding an accounting professional to facilitate segregation of duties. Management’s current expectation is to have completed its assessment of its controls and procedures for the filing of its Form 10-K for the year ended December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2025, the Company issued 30,000 restricted shares of common stock at a fair market value of $3.85 per share, representing the market close on date of issuance. Stock-based professional fees in the amount of $115,500 are recorded to professional fees, on the Company’s unaudited condensed consolidated statement of operations.

The securities were issued pursuant to Section 4(a)(2) of the Securities Act. The awards were issued to an individual for services relating to certain equity transactions. These securities have not been registered pursuant to the Securities Act of 1933, as amended (the “Securities Act”).

On August 19, 2025, the Company sold an aggregate of: (i) 2,000,000 shares of common stock, and (ii) three-year warrants to purchase up to 2,000,000 shares of common stock at an exercise price of $6.00 per share. The combined purchase price of one share of common stock and one accompanying warrant was $4.00. The common stock and warrants issued in the offering and the shares issuable upon exercise of the warrants were offered and sold to “accredited investors” in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder and have not been registered under the Securities Act or applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of the Company’s officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed August 21, 2025)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed August 21, 2025)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed October 21, 2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2025	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

