Form 10-K
period 2025-12-31
Safe Pro Group Inc.
filed 2026-03-31
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 31, 2026, the registrant had outstanding 20,889,586 shares of common stock.

Documents Incorporated by Reference: Portions of this registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the registrant’s fiscal year are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Overview

Safe Pro Group Inc. was incorporated as a Delaware corporation in December 2021. Safe Pro Group was created to provide innovative security and protection products and has strategically acquired and assembled three active business units focused on protecting those who protect us all. Our strategic emphasis is on the development of a software-based ecosystem for analyzing drone imagery and data utilizing proprietary artificial intelligence (“AI”), machine learning, deep learning, and applied computer vision software for hyper scalable processing, analysis, and reporting. Our core capabilities include artificial intelligence/machine learning, mission critical drone services and manufacturing of high performance ballistic protective products. Safe Pro is led by a team of executives and subject matter experts drawn from the government and commercial sectors dedicated to assembling unique safety and security technologies for governments, enterprises, and NGOs enabling them to respond to evolving threats.

Our Products

We provide the following categories of product offerings and solutions to our customers:

Artificial Intelligence (“AI”) and Machine Learning (“ML”) Software Technology and Photogrammetry Analysis Tools.

Through our Safe Pro AI unit, we are developing technology geared towards the next generation of applications designed for the digital battlefield, specifically developing solutions for AI-driven defense modernization. We have developed an ecosystem of advanced AI-powered small object detection and data analysis and reporting software tools for hyper-scalable, cloud-based (leveraging the hyperscale of Amazon Web Services or “AWS”) or local (edge) real-time processing of drone imagery to extract actionable geospatial intelligence. Our machine learning, deep learning, and applied computer vision software technologies layer AI detection into advanced photogrammetry/mapping applications, specifically, the collection, processing, and analysis of aerial imagery captured by nearly any drone platform, both military and commercial-off-the-shelf (“COTS”). Safe Pro AI’s AI-powered analysis engine and software tools (collectively referred to as “Safe Pro Object Threat Detection” or “SPOTD”) technology enable the rapid detection and identification of small objects present in drone-based images and video feeds and utilize that data and imagery to securely generate detailed, high resolution 2D/3D orthomosaic maps and real-time visual indications highlighting objects of interest. Delivered to end users as a detailed report or integrated seamlessly with military communication systems, ground vehicles, and C6ISR (Command, Control, Communications, Computers, Cyber, Combat Systems, and Intelligence, Surveillance, and Reconnaissance) frameworks, our AI data analysis tools, utilizing our robust proprietary datasets, can support humanitarian, government/military, enterprise, NGO and first responder markets by providing situational awareness and delivering actionable intelligence.

Currently, our patented software blends AI, machine learning and computer vision capabilities that enable rapid, automated cloud-based or local/edge-based processing of drone imagery for small object detection of threats such as landmines, unexploded ordnance (“UXO”), and other remnants of war at scale. This current cloud system is called SpotlightAITM and as of March 2026, powered by AWS, has processed over 2.4 million drone images and detected over 45,000 real-world explosive threats in Ukraine. Our software ecosystem supports a wide array of applications and use cases where the ability to rapidly analyze drone-based imagery at scale can significantly improve geospatial situational awareness, operational effectiveness and safety such as:

●	Integrating with military mobile devices, vehicle displays, and tactical networks used by soldiers to provide access to real-time threat alerts, providing unmatched precision in navigating hazardous environments;

●	Route planning supporting autonomous/unmanned ground vehicle (UGV) operations utilizing orthomosaics, vegetation height maps, terrain slope maps and digital surface maps and 3D terrain modeling;

●	Allowing security and first responder personnel to detect items of interest including contraband or weapons at an incident location;

●	Providing enhanced border security through integrating with mobile devices, vehicle displays, and tactical networks used by border agents to provide access to real-time threat alerts, providing unmatched precision in navigating hazardous environments;

●	Detecting items of interest in applications where hazardous items and contraband can be detected on critical infrastructure such as roads or bridges which can indicate potentially hazardous conditions; and

●	Analyzing agricultural vegetation for growth or signs of crop damage, as well as collecting data to generate topographical maps

Bullet and Blast Resistant Personal Protection Equipment.

Through our subsidiary, Safe-Pro USA LLC, we are a specialist in the manufacturer of ultra-premium bullet and blast resistant protection equipment utilized by domestic and international customers in the military, law enforcement, and humanitarian/peacekeeping markets. We offer a full array of bullet and blast resistant personal protection equipment including complete Explosive Ordnance Disposal (“EOD”) Systems, demining aprons and bomb blankets, body armor & ballistic plates to government, security, law enforcement and first responders, as well as armor systems for ground vehicles and aircrafts, including helicopters. We have more than 30 years of combined experience in the U.S. defense industry with a proven expertise and strength in the design, engineering, and manufacturing of advanced armor composites. All bullet and blast resistant protection equipment are designed, engineered, and manufactured in the United States and meet or exceed the United States Government and NATO standards including the latest U.S. National Institute of Justice (“NIJ”) and STANAG standards.

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

Our Operating Units

Through a series of acquisitions, we and our operating subsidiaries have expanded our service offerings and geographic reach over the past two years. Due to our acquisitions, we are comprised of three principal operating units, each of which was acquired because they possess emerging technologies that can be leveraged together to create innovative new approaches to the development and sale of security and protective solutions for customers. On December 23, 2025, we formed SPAI Ventures LLC, a wholly owned subsidiary of Safe Pro Group, that was established to pursue both strategic collaborations and investments with Ukrainian and other international tech developers. Through SPAI Ventures, Safe Pro Group Inc. will evaluate opportunities in which to invest or to commercialize technologies that it believes could complement the capabilities of its portfolio of AI and ballistic protective solutions. SPAI Ventures has not made any investments or entered into any agreements, and is currently not an actively operating unit of the Company.

Safe-Pro USA LLC

On June 7, 2022, we completed the acquisition of Safe-Pro USA LLC (“Safe-Pro USA”). Safe-Pro USA was formed in Florida in November of 2008 and develops an array of unique products marketed to, government, law enforcement and international humanitarian aid organizations seeking high performance personal protective gear. As a manufacturer of bullet and blast resistant personal protection equipment, Safe-Pro USA LLC can rapidly prototype and customize solutions designed to meet mission requirements and budgets for a full array of personal protection equipment (“PPE”) including complete Explosive Ordnance Disposal (“EOD”) systems, demining aprons and bomb blankets to lightweight and body armor and ballistic plates. Safe-Pro USA LLC currently serves multiple domestic and international customers including a U.S. Government Contractor operating in support of the US Department of State landmine and explosive ordnance remediation initiatives in the Indo-Asia Pacific region, Humanitarian Aid organizations and multiple U.S. government and law enforcement end-users.

Airborne Response Corp.

On August 29, 2022, we acquired the operations of Airborne Response LLC, a Florida limited liability company originally formed in August 2016. Airborne Response LLC changed its name to Airborne Response Corp. (“Airborne Response”) and converted from a limited liability company to a corporation. Airborne Response currently serves an existing base of enterprise customers, including Florida Power & Light (“FPL”), Citizens Property Insurance Corporation, and Motorola Solutions under long-term contracts and was actively engaged in supporting state and local agency response, relief, and recovery efforts in the aftermath of Category 4 Hurricane Ian in October 2022. In November 2023, Airborne Response was awarded its first Drone as a First Responder (“DFR”) services contract by a city police department in South Florida under which, it provides operational support for law enforcement, public safety, and other first responders, assisting them to utilize advanced, U.S.-friendly (Blue-UAS) drone technologies for both “Blue Sky” normal business operations as well as “Gray Sky” rapid incident management and disaster response operations. During 2025, Airborne Response was awarded two aerial drone services contracts by two power utility customers serving millions of central Florida residents.

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

Safe Pro AI LLC

On March 9, 2023, we acquired the assets and intellectual property of Demining Development LLC, a New York limited liability company formed on February 22, 2021. On August 30, 2023, the Company changed its name to Safe Pro AI LLC (“Safe Pro AI”). Safe Pro AI is a developer of patented artificial intelligence (“AI”), machine learning (“ML”) and computer vision systems technologies for the rapid processing and analysis of drone-based imagery. Safe Pro AI’s capabilities enable the rapid, automated processing of aerial imagery (collectively referred to as “Safe Pro Object Threat Detection” or “SPOTD”) making it an ideal solution for several photogrammetry applications including demining, military, law enforcement and security as well as critical infrastructure inspection and agriculture. Powered by the Amazon Web Services (“AWS”) Cloud, Safe Pro AI’s technology is initially being applied to the identification, classification, and clearance of landmines. The SPOTD technology is also integrated into a real-time, locally processed Windows-based personal computer application called ONSIGHT which enables real-time visual indications and alerts of threats. ONSIGHT is also being incorporated into a turnkey, standalone hardware/software solution called NODE (“Navigation, Observation & Detection Engine”) which provides local /edge computing and processing of drone-based imagery to create maps without requiring connectivity to the internet. Built with an extensive proprietary landmine and unexploded ordnance (“UXO”) dataset, Safe Pro AI and its SPOTD technology can rapidly detect and identify threats present in drone imagery, plot detections on maps, and relay precise GPS location and actionable reporting information to decision makers and ground personnel. This capability greatly increases situational awareness for soldiers and helps address the scale and improve the efficacy of remediation efforts versus existing human and dog-based identification methods. Through the combination of AI, ML, and drone technologies, Safe Pro AI’s new solutions directly address the limitations of current mine/UXO threat detection and clearance methodologies which can be slow, expensive, and dangerous.

The Company intends to utilize its AI, ML and computer vision analysis and reporting technology to create and analyze large datasets for a number of uses outside of demining where it can uniquely be utilized to rapidly analyze imagery collected from drones to provide actionable intelligence on the area of interest through the creation of detailed, high resolution orthomosaic maps and real-time visual threat indications. The Company is currently building on over three years of real-world experience in Ukraine, expanding SPOTD into a broad array of military and defense markets where its integration into existing tactical hardware platforms (e.g., the US Army’s Tactical Assault Kit or TAK system) can be used in force protection applications. For example, the Company’s SPOTD technology can integrate seamlessly with military communication systems, ground vehicles, and C6ISR (Command, Control, Communications, Computers, Cyber, Combat systems, Intelligence, Surveillance, and Reconnaissance) frameworks enabling soldiers to access real-time threat alerts on mobile devices, vehicle displays, and tactical networks, providing unmatched precision in navigating hazardous environments. Additionally, its comprehensive mapping capabilities enable route planning featuring 3D terrain modeling in support of safe autonomous, unmanned ground vehicle (UGV) operations.

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

Landmine Detection and Remediation

The threat of anti-personnel landmines and/or unexploded ordnance is present in approximately 60 countries across Africa, the Middle East, South America, Southeast Asia, and throughout mainland China and Russia (source: Statista). The current methodology for the detection and remediation of landmines and UXO requires the use of specially trained personnel using handheld detectors and dogs which can be slow, expensive, and dangerous.

The Ukraine Crisis: In Ukraine, The World Bank, The Ukraine Rapid Damage and Needs Assessment, February 2025, estimates that more than 138,500 km2 or nearly 53,000 square miles, will require a non-technical survey to determine the level of contamination with land mines and unexploded ordnance. The non-technical survey is the first step in analyzing an area for contamination.

The Safe Pro Solution: To address this scale and scope of the demining challenge in both conflict and non-conflict zones, we utilize AI, ML and computer vision capabilities and drones to enable the rapid, automated processing of aerial and ground-based imagery to detect threats including landmines and UXO. Safe Pro AI’s software, called SpotlightAITM provides an efficient and scalable solution to detect, map, and categorize different types of landmines, UXO, and sub-munitions and other ERW (“Explosive Remnants of War”) on the surface, greatly enhancing the speed and accuracy with which a non-technical survey can be produced. This visual dataset can be uploaded to the Cloud or processed locally on a portable Windows-based personal computer, to provide ground personnel with detailed, actionable intelligence about the location and type of hazard present, dramatically improving the efficiency, speed, and safety of any operation. As of March 2026, SpotlightAITM, powered by AWS, has processed over 2.4 million drone images and detected over 45,000 real-world explosive threats in Ukraine. Additionally, ground personnel can be equipped with an array of advanced personal ballistic protective equipment, thereby providing customers with a complete solution for the remediation of landmines and other hazardous remnants of war. Once an area is cleared, an additional survey can be done to evaluate the clearance efforts. We have been providing Safe Pro AI’s technology to customers on a limited trial basis. As of March 2026, SpotlightAI™ has analyzed more than 2,470,927 drone images from Ukraine, identifying more than 45,689 landmines and unexploded remnants of war across 12,111 hectares (29,914 acres) of Ukrainian territory.

During 2025, the Company entered multiple Memoranda of Understanding (MOUs) with government, commercial and university entities in Ukraine including its National Mine Action Center of Excellence, the country’s leading grain export and agricultural organization NIBULON Ltd., and the Igor Sikorsky Kyiv Polytechnic Institute, Ukraine’s largest technical university. Through these relationships, the Company will conduct research and collaborate on the development of new technologies, education and training programs incorporating cutting-edge AI technology for applications including demining, environmental safety, agricultural and rare earth geology projects as well as infrastructure reconstruction.

Force Protection for the Military

Operations by ground personnel (i.e., soldiers) are inherently dangerous. Troop movement, on foot or by vehicle, exposes soldiers and assets to the risk of a wide array of explosive threats including landmines, anti-personnel mines and improvised explosive devices (IEDs). Currently, we believe there are no well-adapted real-time systems fielded to alert personnel to the presence of potentially deadly small threats.

The Safe Pro Solution: To address this gap in force protection and safety, we are utilizing our AI, ML and computer vision capabilities with drones to enable the real-time, automated processing of aerial imagery to detect and identify possible threats and use that information to provide enhanced force protection through better situational awareness. Utilizing our “Safe Pro Object Threat Detection” or “SPOTD” technology, we are seeking to provide potentially lifesaving “know before you go” information on discrete threats which may be present in the area of operations. The Company’s SPOTD technology can integrate seamlessly with military communication systems, ground vehicles, and C6ISR (Command, Control, Communications, Computers, Cyber, Combat systems, Intelligence, Surveillance, and Reconnaissance) frameworks. Acting like a back-up camera in modern automobiles, with SPOTD, soldiers can gain access to real-time threat alerts on mobile devices, vehicle displays, and tactical networks, providing unmatched precision in navigating hazardous environments. The capability is immediately synergistic with the increased utilization of technologies such as the Tactical Assault Kit (TAK) for restricted US Army/military users or Team Awareness Kit (TAK) for non-restricted government users, which facilitate real-time coordination between team members including the sharing of video feeds and/or mapping applications. Additionally, in response to end-user demand for a solution that could enable the rapid collection and processing of drone-based imagery to identify emerging surface-level threats on the modern battlefield, creating 2D and 3D interactive, high-resolution maps locally at the tactical edge without requiring internet connectivity, the Company recently introduced and demonstrated its newly created SPOTD NODE (Navigation, Observation & Detection Engine). Based upon preliminary feedback received by potential end users, the Company believes there is demand for this unique solution within the U.S. armed forces and with international governments.

To address this opportunity, the Company intends to leverage industry relationships to access current and future contracting opportunities. As such, through Memoranda of Understanding (MOUs) with Ondas Holdings Inc. (Ondas), Unusual Machines Inc. (Unusual Machines), and Red Cat Holdings, Inc. (Red Cat), leaders in the U.S. drone industry, signed in August and September 2025, the Company intends to collaborate on the development and integration of the Company’s patented AI-powered drone imagery analysis and computer vision technologies into their respective hardware and software offerings.

Finally, during 2025, the Company conducted a series of presentations and demonstrations with U.S. Government and military potential end users and has been invited to participate in several U.S. Army exercises in 2026 where its technology solutions will be showcased as a potential tool for supporting force protection and mission planning operations.

Aerial Managed Services

The adoption of drone-based remote sensing technology has been rapid, enabled by its ability to quickly capture and relay high-resolution visual information and data quickly and accurately. Beyond the use of drones in military applications, technology has increasingly been utilized in applications including by government and commercial enterprise markets. These commercial markets include a wide array of sectors including agriculture, real estate, insurance, and the inspection of critical infrastructure such as telecommunications towers, rail and roadways, bridges, and power and utility grids

In response to greater use of drones in security, law enforcement and public safety applications, the Company’s Airborne Response is developing Drone as a First Responder (“DFR”), a new service that can provide autonomous drone operations in support of public safety agencies, critical infrastructure providers, security firms, and other mission-critical sectors that will garner substantial value from the gathering of information and/or carriage of cargo via advanced uncrewed aerial platforms. Once fully deployed, this advanced network will offer rapid incident response and assessment, capturing, and relaying real-time video and other relevant information to first responders for use in efficiently allocating resources and developing a response plan. We are currently under contract with a city police department in South Florida and are completing operational training ahead of expected system deployment and routine operations.

Personal Protective Gear

In July 2023, Safe-Pro Group was awarded a Multiple Award Schedule (“MAS”) contract by the U.S. General Services Administration (“GSA”) for its Safe-Pro USA ballistic protection products. This contract will allow Federal, State and Local government customers and agencies to easily purchase its Explosive Ordnance Disposal (“EOD”) and Personal Protective Equipment (“PPE”) products through the GSA Schedule for their safety and security needs. The Government contract was awarded with an initial five (5) year term with three (3) extensions for five (5) years each for a maximum of twenty (20) years. The PPE market includes an array of product types including hard and soft products including plates and vests, each offering different levels of protection, primarily level IIA, level II, level IIIA, level III, level IV as determined by government and industry standards. Currently, the GSA has made one purchase of EOD and PPE. In October 2023, Safe-Pro USA was certified as a HUBZone small business concern by the U.S. Small Business Administration. The Historically Underutilized Business Zone (HUBZone) program’s purpose is to provide Federal contracting assistance for qualified small business concerns located in historically underutilized business zones, in an effort to increase employment opportunities, investment, and economic development. The HUBZone program includes unique access to certain federal government contracts, set-aside opportunities, and priority consideration in competitive procurements for certified companies in compliance with the Federal Acquisition Regulation (FAR). In late 2024 and through 2025, Safe-Pro USA has been designing and producing a series of new ultra-light and ultra-thin high-performance body armor plate products designed in compliance with the latest National Institute of Justice (NIJ) publication, Ballistic Resistance of Body Armor, NIJ Standard 0101.07, which specifies minimum performance requirements and test methods for the ballistic resistance of body armor used by U.S. law enforcement that is intended to protect the torso against handgun and rifle ammunition. It is a revision of National Institute of Justice (NIJ) Standard 0101.06, Ballistic Resistance of Body Armor, published in 2008. As of January 2026, Safe-Pro USA has multiple high performance, ultra-lightweight and ultra-thin hard armor plates undergoing certification testing by the NIJ for compliance with NIJ 0101.07 ballistic standard with certifications expected throughout 2026.

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

Airborne Response (Aerial Services): Our Airborne Response business provides uncrewed aerial systems (“UAS”) services to electric utilities, insurance carriers, technology companies, public safety organizations as well as state and municipal governments and agencies. Our customers include Florida Power & Light, Citizen’s Insurance and Motorola Solutions, and various State and municipal governments and agencies. We support customers under both multi-year contracts as well as individual purchase orders.

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

Additionally, in 2025, Airborne Response was awarded two aerial drone services contracts by two power utility customers serving millions of central Florida residents.

Safe-Pro USA (Ballistic Protection): Our customers include a U.S. Government Contractor operating in support of the US Department of State landmine and explosive ordnance remediation initiatives in the Indo-Asia Pacific region, as well government, military, law enforcement and public safety organizations.

Safe Pro AI (AI Software and Image Analysis): Our Safe Pro AI business provides AI-enabled drone imagery analysis software designed to support the identification and location of unexploded ordnance (“UXO”) and other threats. We believe that the scale and scope of the conflict in Ukraine has created a significant near-term opportunity for several of our products and services, in particularly, our AI-powered, drone-based solution for the identification and locating of UXO and personal protective equipment (“PPE”) such as our Explosive Ordnance Disposal and Blast and Fragmentation protective suits. We believe our AI-powered capabilities and experience in the design and manufacture of PPE have positioned our company to compete effectively for a number of projects currently being proposed by various governmental organizations involved with land reclamation, remediation and reconstruction efforts in Ukraine including units of that country’s government as well as international humanitarian aid organizations such as the United Nations Development Programme, the HALO Trust and Norwegian People’s Aid, among others.

Our personnel have spent extensive time supporting these efforts through on-site deployments, contractor support, and collaborative engagements related to the evaluation and deployment of our SpotlightAI™ technology, as well as the assessment of related protective equipment.

We believe our diversified potential customer base provides us with an opportunity to leverage our skills, experience and varied product lines across markets and reduces our exposure to a single end market. Additionally, we believe the diversity of our potential customer base is an important strength of our company.

Supplier Concentration

During the year ended December 31, 2025, we purchased 68.0% of our inventory from four suppliers, Avient Protective Materials, Lincoln Fabrics, Skydio, Inc., and Hisco/Precision Converting. During the year ended December 31, 2024, we purchased 35.7% of our inventory from two suppliers, Minelab Electronics and Southeast Drone Technologies. The loss of these suppliers may have a material adverse effect on our results of operations and financial condition. However, we believe that, if necessary, alternative vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

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

The key competitive factors affecting the success of our products vary by sector:

●	In body armor and protective gear, efficacy, safety, convenience, and price are principal selection criterion. Product pricing can be a major competitive consideration in certain international markets where customers may consider lower-cost/lower performance foreign-manufactured product options instead of high-quality/higher-performance Made in America products. As such, we may not be able to compete solely on pricing and our ability to compete in this market will be dependent on customers prioritizing what we believe are higher quality and higher performance products.

●	In aerial managed services, proximity to infrastructure or location and flight crew availability are major competitive factors. We are currently focused solely on providing these services in Florida and, as such, we may only compete in this market and not expand into new markets in the near future.

●	In AI development, software development expertise and system design can have a significant impact on customer selection. Additionally, expertise in dataset collection and processing capabilities is critical. Our ability to compete in this market is dependent on our software continuing to stay current with new technologies and developments, which will require continued research and development in this area. As a smaller company, we may be unable to compete with larger and better financed entities in this market.

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

We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in, or our abandonment of, product commercialization, substantially increase the costs of development and negatively affect our results of operations.

Research and Development expenses were $394,207 and $90,372 for the years ending December 31, 2025 and 2024, respectively, an increase of $303,835 or 336.2%. The increase is primarily attributable to expanded development efforts and the engagement of external contractors to support enhancements to the artificial intelligence business.

Intellectual Property

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we currently rely on a combination of trade secrets, including know-how, employee and third-party non-disclosure agreements, and other contractual rights to establish and protect our proprietary rights in our technology.

We maintain a program designed to identify technology that is appropriate for patent and trade secret protection, and we file patent applications in the United States and, when appropriate, certain other countries for inventions that we consider significant. On November 19, 2024, we were granted our first patent from the United States Patent and Trademark Office (“USPTO”), for our technology that identifies, locates and maps explosives. The newly issued patent, US Patent No. 12,146,729 includes all 21 claims made in the Company’s original patent application entitled, “Systems and Methods for Detecting and Identifying Explosives.” These claims cover autonomous detection, identification, and labeling of explosives in orthomosaic images using AI processing of drone imagery. The patent expires in 2043. In December 2024, the Company filed a provisional patent application titled, “Object Detection Precision Enhancement Methods, Tools and Systems” which seeks intellectual property (IP) protection for the Company’s technology which utilizes drones and artificial intelligence and proprietary algorithms to reduce the false positive rate when identifying objects such as small explosives, landmines and unexploded ordnances. The Company filed a formal patent application on this system in December 2025. We may acquire patents through acquisitions or direct prosecution efforts and engage in licensing transactions to secure the right to use third parties’ patents. Although our business is not materially dependent upon any one patent, our patent rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

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

Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We may receive such claims from companies, including from competitors and customers, some of which have substantially more resources and have been developing relevant technology similar to ours. As and if we become more successful, we believe that competitors will be more likely to try to develop products that are similar to ours and that may infringe on our proprietary rights. It may also be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. Successful claims of infringement by a third party, if any, could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets, resulting in settlements or judgments that require payment of significant royalties or damages or require us to spend time and money developing non-infringing products. We cannot assure you that we do not currently infringe, or that we will not in the future infringe upon any third-party patents or other proprietary rights but will not and have never done so intentionally.

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

Safe Pro AI LLC

There is currently no state or federal regulation regarding the development of artificial intelligence or machine learning tools. Safe Pro AI does not collect personally identifiable information and is not subject to laws and regulations governing such information, such as the California Consumer Privacy Act. Safe Pro AI’s primary product, SpotlightAI™, is accessed through the web on a subscription basis. The subscription does not give a subscriber access to the code, only the right to the output of processed information. The code is executed on servers located in the United States and is not exported.

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

Employees

As of December 31, 2025, we employed fifteen full-time employees , and twenty-nine independent contractors. We have never had a work stoppage, and none of our employees are represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. Certain employees are subject to contractual agreements that specify requirements regarding confidentiality and restrictions on working for competitors, as well as other standard matters.

Certain of our employees are licensed to fly our drones. Currently, two employees of our subsidiary, Airborne Response Corp., are licensed drone operators with FAA Part 107 Remote Pilot Certificates. Employees of our remaining subsidiaries, Safe Pro AI LLC and Safe-Pro USA LLC, are not required to be licensed pilots, as neither subsidiary operates drones.

Properties

We do not own any real property. We currently rent our executive office space in Aventura, Florida, which also houses employees of our Airborne Response business unit. We also lease a 7,000 square foot facility located in Hialeah, Florida that is used for the manufacturing operations of our Safe-Pro USA business unit. We believe that our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. The risks described below include all the material risks to investors in this report that are known to our company. You should carefully consider such risks before participating in this report. Our business, financial condition and results of operations could be materially harmed by these risks. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When determining whether to buy our common stock, you should also refer to the other information in this Annual Report on Form 10-K, including our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

We incurred net losses in the years ended December 31, 2025, and 2024, we cannot assure you as to when, or if we will become profitable and generate positive cash flows.

We have incurred significant net losses since our inception. For the years ended December 31, 2025, and 2024, we have incurred net losses of $14,322,779 and $7,428,461, respectively. As of December 31, 2025, we had an accumulated deficit of $28,573,530. If our revenue grows more slowly than is currently anticipated, or if operating expenses are higher than expected, we may be unable to consistently achieve profitability, our financial condition will suffer, and the value of our common stock could decline. Even if we are successful in increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products and services. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event, we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we can achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact on our financial condition and significantly reduce the value of our common stock.

We may need to raise additional capital to grow our business and satisfy our anticipated future liquidity needs, and we may not be able to raise it on terms acceptable to us, or at all.

Growing and operating our business will require significant cash outlays, liquidity reserves and capital expenditures and commitments to respond to business challenges, including developing or enhancing new or existing products. As of December 31, 2025, we had cash on hand of $16,793,088. If cash on hand is not sufficient to meet our cash and liquidity needs, we may need to seek additional capital, potentially through debt or equity financing. To the extent that we raise additional capital through the sale of additional equity or convertible securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or considering specific strategic considerations. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or product candidate development programs or the commercialization of any product candidate or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, operating results and prospects and cause the price of the common stock to decline.

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

The development of our technologies and products, particularly for our AI based UXO detection software, is a costly, complex and time-consuming process, and the investment in product development often involves a long wait until a return, if any, is achieved on such an investment. We continue to make significant investments in research and development relating to our technologies and products. Investments in new technology and processes are inherently speculative. Technical obstacles and challenges we encounter in our research and development process may result in delays in, or our abandonment of, product commercialization, substantially increase the costs of development and negatively affect our results of operations.

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

We anticipate that a significant portion of our revenue to be derived from our ballistic protection products and a substantial percentage of our revenue to be derived from those product sales, at least in the near term, will come from U.S. Government and Government-related entities, including the U.S. Department of Defense and other departments and agencies. Government programs in which we may seek to participate must compete with other programs for consideration during Congress’ budget and appropriations hearings, and may be affected by changes not only in political power and appointments but also general economic conditions and other factors beyond our control. A government closure based on a failure of Congress to agree on federal appropriations or the uncertainty surrounding a continuing resolution may result in termination or delay of federal funding opportunities we are pursuing. Reductions, extensions, or terminations in a program in which we are seeking to participate, or overall defense or other spending could adversely affect our ability to generate revenues and realize any profits. We cannot predict whether potential changes in security, defense, communications, and intelligence priorities will afford opportunities for our business in terms of research and development or product contracts, but any reduction in government spending on such programs could negatively impact our ability to generate revenues. In addition, our ability to participate in U.S. Government programs may be affected by the adoption of new laws or regulations relating to government contracting or changes in existing laws or regulations, changes in political or public support for security and defense programs, and uncertainties associated with the current global threat environment and other geo-political matters.

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

During the years ended December 31, 2025 and 2024, UAS services provided to Florida Power & Light (FPL) represented approximately 22.9% and 49.0%, respectively, of our overall revenue. Our contract with FPL allows them to call upon us to provide UAS services under defined criteria at a defined price. While FPL maintains their own UAS fleet, it is currently not large enough to cover their entire Florida service area, particularly in times of natural disasters. Therefore, they call upon Airborne Response to provide services from time to time. However, should FPL decide to expand their in-house UAS fleets and flight teams, they would have a diminished need for our services, thereby reducing our revenue.

Some of our products may be subject to government regulations pertaining to exportation, which may limit the markets in which we can sell some of our products.

International sales of certain of our products, including our ballistic protection equipment and AI products, may be subject to U.S. laws, regulations and policies like the International Traffic in Arms Regulations (“ITAR”) and other export laws and regulations and may be subject to first obtaining licenses, clearances or authorizations from various regulatory entities. If we are not allowed to export our products or the clearance process is burdensome, our ability to generate revenue would be adversely affected. The failure to comply with any of these regulations could adversely affect our ability to conduct our business and generate revenues, as well as increase our operating costs. Members of management are registered with the Defense Trade Controls Compliance (“DTCC”) program with the United States Department of State and maintain relations with additional subject matter experts on the topic of ITAR and international export controls. Currently, our sales do not require us to be registered with the DTCC, but sales of future products may require such registration. If in the future we are required to have personnel registered with the DTCC for new business opportunities, and if we lose such personnel, we will be unable to pursue such new business.

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

During the years ended December 31, 2025 and 2024, approximately 17.0% and 19.3%, respectively, of our revenues were derived from sales outside of the United States. While our near-term focus is on the North American market, a key element of our growth strategy is to expand our worldwide customer base and our international operations, initially through agreements with third-party resellers, distributors and other parties that can market and sell our products in foreign jurisdictions. Supporting our distributors operating in international markets may require significant resources and management attention and may subject us to regulatory, economic and political risks that are different from those in the United States. While our Safe-Pro USA subsidiary has operating experience in some international markets, we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other international markets. Our international expansion efforts may not be successful in creating further demand for our products outside of the United States or in effectively selling our products in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

At the end of the period December 31, 2025, our certifying officers concluded that the Company’s disclosure controls and procedures were not effective. We believe our disclosure controls and procedures were not effective due to a lack of; segregation of duties within accounting functions and formalized accounting procedures. Should we not remedy our internal control over financial reporting or disclosure controls and procedures, there may be errors in our financial statements that could require a restatement, or our filings may not be timely made with the SEC. We continue to implement additional policies and procedures to remedy our effectiveness and continue to upgrade our accounting software, as well as, seeking additional staff. We have engaged third parties to assist in the documentation of our corporate policies and to further address our personnel needs. We expect to have remedied the effectiveness of our controls and procedures during the second quarter of 2026. Moreover, no control environment, no matter how well designed and operated, can prevent or detect all errors or fraud. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

We may need to raise additional capital in the future. Additional capital may not be available to us on reasonable terms, if at all, when or as we require. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders will experience further dilution and could trigger anti-dilution provisions in outstanding warrants.

We may need to raise additional capital in the future. Future financing may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate such financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and may result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Our officers and directors are entitled to indemnification from us for liabilities under our certificate of incorporation, which could be costly to us and may discourage the exercise of stockholder rights.

Our certificate of incorporation provide that we possess and may exercise all powers of indemnification of our officers, directors, employees, agents and other persons and our bylaws also require us to indemnify our officers and directors as permitted under the provisions of the Delaware General Corporation Law (“DGCL”). We also have contractual indemnification obligations under our agreements with our directors and officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our company and stockholders. During 2025, the Company obtained D&O liability insurance with a term of one year, which was renewed until August of 2026.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1.235 billion or more;

●	the last day of the fiscal year following the fifth anniversary of our IPO;

●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

●	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

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

Governance

The Audit Committee is responsible for oversight of cybersecurity risk. Our Chief Executive Officer is the member of management responsible for managing and assessing our cybersecurity practices. Our Chief Executive Officer has over 25 years’ experience as a C-Level technology executive for private and public companies. The plan for the future is that our Chief Executive Officer will report to the Audit Committee on cybersecurity on a quarterly basis. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Audit Committee and provide regular communications and updates throughout the incident and any subsequent investigation, so that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

We believe we are appropriately staffed (as supported by our outsourced IT provider) to support a healthy cybersecurity posture given our size and scope.

ITEM 2.	PROPERTIES

Properties

We do not own any real property. We currently rent our executive office space located in Aventura, Florida, which serves as the operational base for the parent and for two of our subsidiaries, Airborne Response and Safe Pro AI. We also lease a 7,000 square foot facility located, in Hialeah, Florida, which is used for the manufacturing operations of our Safe-Pro USA business unit. We believe our facilities are sufficient to meet our current needs and that suitable space will be available as and when needed.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Neither our company nor any of our subsidiaries is currently a party to any legal proceeding that, individually or in the aggregate, is material to our company as a whole.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has traded on the NASDAQ under the symbol “SPAI” since August 29, 2024.

Holders

As of March 31, 2026, there were 60 holders of record for our shares common stock.

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

Recent Sales of Unregistered Securities

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-Q filings or in a Form 8-K filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2025, the Company repurchased an aggregate of 162,454 shares of its common stock under its Treasury Stock Repurchase Program for total consideration of $676,034. Of the total consideration, $613,409 was paid in cash during the year ended December 31, 2025 and $62,625 was recorded in accounts payable as of December 31, 2025. All shares repurchased were recorded as treasury stock and are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The following table sets forth information regarding purchases made by or on behalf of the Company or any affiliated purchaser of shares of the Company’s common stock during the fourth quarter of the fiscal year ended December 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	-	-	-	-
November 1-30, 2025	-	-	-	-
December 1-31, 2025	162,454	$4.16	162,454	$2,323,966
Total	162,454	$4.16	162,454	$2,323,966

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Business Overview

We were incorporated in the State of Delaware on December 15, 2021. Safe Pro Group Inc. is the parent company of Airborne Response Corp. and Safe-Pro USA LLC, which were both incorporated in Florida, in 2016 and 2008, respectively. On March 9, 2023, Safe Pro Group Inc. acquired Demining Development LLC, a privately held developer of Artificial Intelligence (“AI”) and Machine Learning (“ML”) software technology for processing of drone-based imagery and data. On August 30, 2023, Demining Development LLC filed an amended and restated Articles of Organization to change its name to Safe Pro AI LLC. On December 23, 2025, we formed SPAI Ventures LLC. Currently, SPAI Ventures is a non-active wholly owned subsidiary, that was established to pursue both strategic collaborations and investments with Ukrainian and other international tech developers. Through SPAI Ventures, Safe Pro Group, will evaluate opportunities in which to invest or to commercialize technologies that it believes could complement the capabilities of its portfolio of AI and ballistic protective solutions. SPAI Ventures has not made any investments or entered into any agreements.

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

Currently, the Company’s revenue is primarily generated by its subsidiaries Airborne Response and Safe-Pro USA. We expect to begin realizing revenue from Safe Pro AI for its Safe Pro Object Threat Detection (SPOTD) technology ecosystem - SpotlightAI™, OnSight and SPOTD NODE (Navigation, Observation & Detection Engine)- as a result of multiple completed demonstrations and evaluations in Ukraine, the Philippines and the United States during 2025, as well as planned demonstrations including events hosted by the U.S. Army in early 2026.

Furthermore, the Company expects to generate revenue through a number of strategic relationships formed during August and September of 2025 with select drone industry vendors introduced through its most recent investors such as Ondas Holdings Inc. and Unusual Machines Inc. Further, the Company expects to generate revenue from Safe Pro AI through the delivery of AI-powered edge processing systems under a $1.0 million U.S. Government subcontract entered in February 2026, marking the Company’s first material government program revenue associated with its AI technology portfolio.

Principle of Consolidation

Our consolidated financial statements included in this Annual Report on Form 10-K include our accounts and those of our active operating subsidiaries: Airborne Response Corp., Safe-Pro USA LLC, and Safe Pro AI LLC from their respective dates of acquisition. Not included in this Annual Report on Form 10-K, SPAI Ventures LLC, which is currently a non-operating subsidiary of the company.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the year ended December 31, 2025 and 2024, the Company operated in three active reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Significant Components of Our Results of Operations

Revenues. Our revenues are generated primarily from the sale of our products and services, which consist primarily of personal protective gear (“PPE”) and ballistic protective equipment including Explosive Ordnance Disposal (“EOD”) and blast and fragmentation resistant vests and body armor, as well as aerial managed services (drones) for the inspection of customer’s critical infrastructure including radio towers and power grids. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

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

Selling, General and Administrative expenses consist of expenses associated with our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approvals of our products, travel, entertainment, recruiting, operating supplies such as, computer equipment, drones, EOD testing supplies; and facilities and other supporting overhead costs. For the year ending December 31, 2026, we expect selling, general and administrative expenses to increase, as we ramp up our sales and marketing expansion efforts to correspond with our increased production efforts, relating to our personal protective gear, the availability of additional AI-powered image processing solutions and new drone-based services such as Drone as a Responder (DFR).

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table provides certain selected financial information for the periods presented:

Consolidated Statement of Operations Data:
	Years Ended
	December 31,	December 31,
	2025	2024	Change	%
REVENUES:
Product Sales	$361,266	$1,029,502	$(668,236)	(64.9)%
Services	245,415	1,139,676	(894,261)	(78.5)%

Total Revenues	606,681	2,169,178	(1,562,497)	(72.0)%

COST OF REVENUES:
Product sales	201,235	675,632	(474,397)	(70.2)%
Services	126,741	519,023	(392,282)	(75.6)%
Depreciation Expense	76,527	68,377	8,150	11.9%

Total Cost of Revenues	404,503	1,263,032	(858,529)	(68.0)%

Gross profit (loss)	202,178	906,146	(703,968)	(77.7)%

Operating expenses:
Salary, wages and payroll taxes	2,712,929	2,263,223	449,705	19.9%
Stock-based compensation wages	2,826,396	2,015,178	811,218	40.3%
Total salary, wages, payroll taxes	5,539,325	4,278,401	1,260,924	29.5%

Research and development	394,207	90,372	303,835	336.2%

Professional fees:
Professional fees - other	1,466,739	1,083,091	383,648	35.4%
Stock based compensation – professional fees	4,080,709	1,078,806	3,001,903	278.3%
Total Professional fees	5,547,448	2,161,897	3,385,551	156.6%

Selling, general and administrative expenses	2,131,056	1,254,772	876,284	69.8%
Depreciation and amortization	304,803	272,705	32,098	11.8%
Impairment of goodwill	684,867	-	684,867	100.0%
Impairment of other intangibles	146,001	-	146,001	100.0%

Total operating expenses	14,747,707	8,058,147	6,689,560	83.0%

Loss from operations	(14,545,529)	(7,152,001)	(7,393,528)	103.4%

Other income (expense)
Other income	57,107	-	57,107	100.0%
Interest income	178,476	30,056	148,420	493.8%
Interest expense	(12,833)	(306,516)	293,683	(95.8)%
Total Other income (expense), net	222,750	(276,460)	499,210	180.6%

Net loss	$(14,322,779)	$(7,428,461)	$6,894,318	92.8%

Net loss per common share – basic and diluted	$(0.85)	$(0.70)	$(0.15)	21.0%

Weighted average number of shares of common stock outstanding – basic & diluted	16,906,724	10,613,270

Consolidated Balance Sheet Data:
	Years Ended
	December 31,	December 31,
	2025	2024	Change	%
Cash	$16,793,088	$1,970,719	$14,822,369	752.1%
Property and equipment, net	283,087	314,881	(31,794)	(10.1)%
Working capital	16,677,602	1,856,203	14,821,399	798.5%
Total assets	19,114,804	4,949,943	14,164,861	286.2%
Total liabilities	1,397,791	1,075,518	322,273	30.0%
Accumulated deficit	(28,573,530)	(14,250,751)	(14,322,779)	100.5%
Total stockholders’ equity	$17,717,013	$3,874,425	$13,842,588	357.3%

Net Revenue. For the years ended December 31, 2025 and 2024, revenues were $606,681 and $2,169,178, a decrease of $1,562,497 or 72.0%. Comparable sales for Airborne Response decreased $1,089,363, or 85.0%, from $1,280,863 to $191,500. Comparable sales for Safe-Pro USA decreased $532,498, or 61.0%, from $873,274 to $340,776. Comparable sales for Safe Pro AI increased $59,364, or 394.7%, from $15,041 to $74,405.

A substantial portion of revenue for Airborne Response, is with one customer, Florida Power & Light, (“FPL”). If there is positive weather patterns, the electrical power grid remains in stable condition requiring less maintenance and repair work, which results in fewer work orders for Airborne Response. For the years ended December 31, 2025 and 2024, the decrease in revenue for Airborne Response was primarily attributable to the lack of disruptions to the FPL electrical power grid, as a result of positive weather patterns, which included no active hurricanes. Airborne Response is currently in the process of completing a training program for a new revenue stream, providing nested flight services with FPL/NextEra.

For the years ended December 31, 2025 and 2024, Safe-Pro USA’s decrease in revenue is attributable to the effects of U.S. Tariffs on Chinese products. The Company imports Security Guards’ uniforms from China. As a result of the high tariffs on goods imported from China, our business model is being reevaluated and recalibrated at this time, with the consequence that business is at its lowest level. Safe-Pro USA is in the process of sourcing additional customers along with obtaining government certifications to become a supplier for the U.S. government.

We expect to begin realizing additional revenue from Safe Pro AI for its Safe Pro Object Threat Detection (SPOTD) technology ecosystem - Spotlight AI™, SpotlightAI™ OnSight and SPOTD NODE (Navigation, Observation & Detection Engine)- as a result of multiple completed demonstrations and evaluations in Ukraine, the Philippines and the United States during 2026, as well as planned demonstrations including events hosted by the U.S. Army in early 2026. As the Company begins to bring on SaaS and subscription customers related to its AI offerings, it is expected that revenue growth will have a more predictable trajectory and decrease the volatility from one-time contracts.

Cost of Sales. During the years ended December 31, 2025 and 2024, the cost of revenues decreased to $404,503 compared to $1,263,032. For the years ended December 31, 2025 and 2024, gross profit margins were 33.3% and 41.8% respectively. The decrease in margin was attributable to a shift in product and service mix toward lower gross profit margin products and services.

Operating Expenses. Total operating expenses for the year ended December 31, 2025 were $14,747,707, an increase of $6,689,560 or 83.0%, from total operating expenses for the year ended December 31, 2024 of $8,058,147. Factors resulting in the increase are described more fully below.

Salaries, wages and payroll taxes were $2,712,929 and $2,263,223 for the years ended December 31, 2025 and 2024, respectively, an increase of $449,705 or 19.9%. The increases were primarily attributable to additional compensation expense related to employment agreements and incentive bonuses associated with current-year equity issuances, partially offset by a reduction in officer wages incurred pursuant to the terms of employment agreements with the Chief Executive Officer.

Stock based compensation for wages were $2,826,396 and $2,015,178, for the years ended December 31, 2025 and 2024, respectively, an increase of $811,218, or 40.3%. The increase was due to certain contingencies in officers’ employment contracts and options granted for the year ended December 31, 2025.

Research and Development expenses were $394,207 and $90,372 for the years ended December 31, 2025 and 2024, respectively, an increase of $303,835 or 336.2%. The increase is primarily attributable to expanded development efforts and the engagement of external contractors to support enhancements to the artificial intelligence business.

Professional fees were $1,466,739 and $1,083,091 for the years ended December 31, 2025 and 2024, respectively, an increase of $383,648 or 35.4%. The increases for the year ended December 31, 2025 as compared to 2024, were attributable to additional public company expenses including legal and investor relations fees, and additional director fees, related to the prior year, consisting of four months of fees versus a full year in 2025.

Stock based compensation for services were $4,080,709 and $1,078,806, an increase of $3,001,903 or 278.3%. The increase is primarily attributable to restricted stock awards granted for the year ended December 31, 2025, as compared to restricted stock awards granted and vested in 2024, and non-cash expenses for share-based professional fees recognized pursuant to contractual agreements.

Selling, general and administrative expenses were $2,131,056 and $1,254,772 for the years ended December 31, 2025 and 2024, respectively, an increase of $876,284 or 69.8%. The increase is primarily attributable to increases in D&O insurance premiums, contractor fees and travel fees.

Depreciation and amortization expenses were $304,803 and $272,705 for the years ended December 31, 2025 and 2024, respectively, an increase of $32,098, or 11.8%. The increase is attributable to amortization related to assets put into service in the prior year.

Impairments of goodwill and other intangibles were $684,867 and $146,001, respectively, for the year ended December 31, 2025. There were no such impairments in the year ended December 31, 2024. The impairments resulted from an interim impairment assessment performed during the third quarter of 2025.

We expect our expenses in each of these areas to continue to increase during fiscal 2026 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other (Income) Expense. For the years ended December 31, 2025 and 2024, total other income (expense) was $222,750 and $(276,460), respectively, resulting in an increase of $499,210 or 180.6%. The increase was primarily driven by higher interest income resulting from increased cash balances associated with the private placements in 2025 and lower interest expense compared to the prior year.

Net Income (Loss). We recorded a net loss of $14,322,779 for the year ended December 31, 2025 as compared to a net loss of $7,428,461, for the year ended December 31, 2024. The increase is a result of the factors as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At December 31, 2025, we had a cash balance of $16,793,088 and working capital of $16,677,602.

Our current assets at December 31, 2025 increased by $15,178,317, or 551.9%, to $17,928,446 from $2,750,129 at December 31, 2024. The increase included an increase in cash of $14,822,369, inventory of $272,963, and prepaid expenses and other current assets of $106,643. These are partially offset by decreases in accounts receivable of $23,658. The increase in cash is primarily a result of the proceeds from the private placements and warrant exercises in 2025.

Our current liabilities at December 31, 2025 increased to $1,250,844 from $893,926 or an increase of $356,918, or 39.9% from December 31, 2024. The increase is comprised of increases in accounts payable of $341,494, accrued expenses of $180,668, due to related parties of $15,739, partially offset by decreases in current portion of lease liabilities of $7,955, accrued compensation of $108,157 and contract liabilities of $64,871. Accounts payable and accrued expenses increased primarily due to higher year-end obligations related to contractor fees, professional fees including those related to the treasury stock repurchases, and insurance accruals.

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2025 amounted to $6,216,366 and were primarily attributable to our net loss of $14,322,779 offset by depreciation and amortization expense of $381,330, impairment of goodwill of $684,867, impairment of other intangibles of $146,001, and stock-based compensation and professional fees of $6,907,105. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $23,658, accounts payable of $278,869, accrued expenses of $180,668 and lease liability of $11; offset by decreases in, accrued compensation of $51,619, inventory of $272,963, prepaid and other current assets of $106,643, and contract liabilities of $64,871.

Net cash flows used in operating activities for the year ended December 31, 2024 amounted to $4,095,434 and were primarily attributable to our net loss of $7,428,461 and lease costs of $9,144, offset by depreciation and amortization expense of $341,083, stock-based compensation and professional fees of $2,852,648, the relative fair value of options granted of $241,336, and amortization of debt discount of $208,006. Changes in operating assets and liabilities were reflected by increases in accounts receivable of $39,643, inventory of $17,098, and accrued expenses of $7,134; offset by decreases in prepaid and other current assets of $265,611, accounts payable of $49,269, accrued compensation of $48,995, and contract liabilities of $902.

Investing Activities

Net cash flows used in investing activities were $241,353 and $436,389 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, we purchased property and equipment for $48,808 and made investments in intangible technologies of $192,545. For the year ended December 31, 2024, we purchased property and equipment for $63,801 and made investments in intangible technologies of $372,588.

Financing Activities

Net cash flows provided by financing activities were $21,280,088 and $5,799,174 for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, we had proceeds from the sale of our common stock in private placement offerings of $12,945,000, proceeds from the sales of common stock and warrants in private placement offerings of $6,767,500, proceeds from the exercise of warrants of $1,511,570, proceeds from sale of Preferred Series C shares and warrants of $1,050,000, proceeds from exercise of options of $12,750, and proceeds from related party advances of $141,866 and partially offset by payments for employee tax withholdings on net share settlement of $465,601, related party repayments of $69,588, and purchases of treasury stock in connection with our Stock Repurchase Program of $613,409.

During the year ended December 31, 2024, we had proceeds from the sale of our common stock offering of $4,179,500, proceeds from the exercise of warrants of $878,708, proceeds from the sale of common stock and warrants of $489,002, proceeds from the sale of convertible notes payable of $275,002, proceeds from the sale of notes payable of $236,500, offset by repayments of notes payable of $236,500, and repayment of due to related party of $23,038.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on December 31, 2025. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

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

Safe Pro AI

Safe Pro AI will primarily sell subscriptions and licenses to its customers for the use of its software under a software-as-a-service subscription model (“SaaS”), which will allow for the rapid, automated processing of aerial and ground-based imagery uploaded by customers, making it an ideal solution for a number of applications including defense, demining, in law enforcement and border security. In the case of NODE, the combined solution includes specialized, commercially available hardware integrated with Safe Pro AI’s proprietary software. Safe Pro AI’s, SaaS offerings are sold under a license or prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under this model, customers are charged an upfront fee based upon the number of gigapixels of aerial images uploaded into the system for processing. For customer convenience, Safe Pro AI will initially charge data processing fees on a per hectare basis (1 hectare = 1,000 square meters). Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.

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

Asset Acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For acquisition of an asset or a group of assets that does not constitute a business, the Company applies ASC 805-50 which provides guidance on acquisitions of assets rather than a business. Acquisitions of assets are accounted for using the cost accumulation and allocation model. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the consolidated statements of operations, if any.

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

Management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified a material weaknesses related to lack of; segregation of duties and complete set of formalized accounting procedures. Specifically, due to limited resources and headcount, we did not have multiple people in the accounting function for a full segregation of duties, resulting in reliance on outside consultants for external reporting. Due to the relatively small initial size of the Company, we do not have a complete set of procedures and controls for operations to adhere to. We are implementing additional policies and procedures to remedy our effectiveness and have continued to actively upgrade our accounting software, seeking additional staff and incorporating a general set of policies and controls. We have engaged third parties to assist in the documentation of our corporate policies and to further address our personnel needs. We expect to have remedied the effectiveness of our controls and procedures during the second quarter of 2026. These material weaknesses creates a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria in Internal Control – Integrated Framework (2013).

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

Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of the year ended December 31, 2025.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III; Item 10 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

The information required by Part III; Item 11 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Part III; Item 12 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III; Item 13 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Part III; Item 14 is incorporated herein by reference to our definitive proxy statement relating to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Our independent registered public accounting firm is RBSM, LLP (PCAOB Firm ID No. 587) located in Las Vegas, Nevada.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the report of independent auditors appear starting at page F-1, following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Form 10-K.

(2) Financial Statement Schedules.

Schedules are omitted because they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

The Company has filed with this report or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Safe Pro Group, Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1 file no 333-280599)
3.2	Amended and Restated Bylaws of Safe Pro Group Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1 file no 333-280599)
3.3	Certificate of Amendment of Certificate of Incorporation of Safe Pro Group, Inc. (incorporated by reference to Exhibit 3.3 of the Form S-1 file no 333-280599)
3.4	Certificate of Designations of Rights and Preferences of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 9, 2025)
4.1	Form of Representative Warrant. (incorporated by reference to Exhibit 4.1 of the Form S-1 file no 333-280599)
4.2	Description of Registrant’s Securities
4.3	Form of Warrant issued in May 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed May 9, 2025)
4.4	Form of Warrant issued in August 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed August 22, 2025)
10.1+	Safe Pro Group Inc. 2022 Equity Plan (incorporated by reference to Exhibit 10.1 of the Form S-1 file no 333-280599)
10.2+	Employment Agreement between Airborne Response Corp. and Daniyel Erdberg, dated March 21, 2022 (incorporated by reference to Exhibit 10.2 of the Form S-1 file no 333-280599)
10.3+	Employment Agreement between Airborne Response Corp. and Christopher Todd, dated March 21, 2022 (incorporated by reference to Exhibit 10.3 of the Form S-1 file no 333-280599)
10.4+	Employment Agreement between Safe-Pro USA LLC and Pravin Borkar, dated June 7, 2022 (incorporated by reference to Exhibit 10.4 of the Form S-1 file no 333-280599)
10.5+	Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated June 22, 2023 (incorporated by reference to Exhibit 10.5 of the Form S-1 file no 333-280599)
10.6+	Employment Agreement between Safe Pro Group Inc. and Daniyel Erdberg dated November 1, 2023 (incorporated by reference to Exhibit 10.6 of the Form S-1 file no 333-280599)
10.7+	Amendment No. 1 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated November 1, 2023 (incorporated by reference to Exhibit 10.7 of the Form S-1 file no 333-280599)
10.8+	Amendment No. 2 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated March 27, 2024 (incorporated by reference to Exhibit 10.8 of the Form S-1 file no 333-280599)
10.9+	Amended and Restated Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated April 12, 2024 (incorporated by reference to Exhibit 10.9 of the Form S-1 file no 333-280599)
10.10	Share Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated June 7, 2022 (incorporated by reference to Exhibit 10.10 of the Form S-1 file no 333-280599)
10.11	First Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated October 27, 2022 (incorporated by reference to Exhibit 10.11 of the Form S-1 file no 333-280599)
10.12	Second Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated May 12, 2023 (incorporated by reference to Exhibit 10.12 of the Form S-1 file no 333-280599)
10.13	Third Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated August 15, 2023 (incorporated by reference to Exhibit 10.13 of the Form S-1 file no 333-280599)

10.14	Fourth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated August 26, 2023 (incorporated by reference to Exhibit 10.14 of the Form S-1 file no 333-280599)
10.15	Fifth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated April 11, 2024 (incorporated by reference to Exhibit 10.15 of the Form S-1 file no 333-280599)
10.16	Acquisition Agreement between Safe Pro Group Inc. and Airborne Response Corp. dated September 14, 2022 (incorporated by reference to Exhibit 10.16 of the Form S-1 file no 333-280599)
10.17	Amendment to Acquisition Agreement between Safe Pro Group Inc. and Airborne Response Corp. dated September 14, 2022 (incorporated by reference to Exhibit 10.17 of the Form S-1 file no 333-280599)
10.18	Shares Exchange Agreement between Safe Pro Group Inc. and Demining Development, LLC dated March 9, 2023 (incorporated by reference to Exhibit 10.18 of the Form S-1 file no 333-280599)
10.19**	Purchase Contract No. 4600026817 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.19 of the Form S-1 file no 333-280599)
10.20	Purchase Contract No. 4600026818 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.20 of the Form S-1 file no 333-280599)
10.21	Purchase Contract No. 4600026819 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.21 of the Form S-1 file no 333-280599)
10.22	Purchase Contract No. 4600026830 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.22 of the Form S-1 file no 333-280599)
10.23	Purchase Contract No. 4600027407 between Airborne Response LLC and Florida Power & Light dated March 25, 2024 (incorporated by reference to Exhibit 10.23 of the Form S-1 file no 333-280599)
10.24	Safe Pro Group Inc. 2025 Stock Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 30, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Form 10-K filed March 31, 2025)
21.1*	Certificate of Articles of Organization of SPAI Ventures LLC, as filed December 23, 2025, a wholly owned subsidiary of Safe Pro Group Inc.
23.1*	Consent of RBSM
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Form 10-K filed March 31, 2025)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Document
101.DEF	Inline XBRL Taxonomy Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE PRO GROUP, INC.

Date: March 31, 2026	By:	/s/ Daniyel Erdberg
	Name:	Daniyel Erdberg
	Title:	Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Theresa Carlise
	Name:	Theresa Carlise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniyel Erdberg	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Daniyel Erdberg

/s/ Theresa Carlise	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Theresa Carlise

/s/ Pravin Borkar	Chief Technical Officer and Director	March 31, 2026
Pravin Borkar

/s/ Arthur T. Dean	Director	March 31, 2026
Arthur T. Dean

/s/ John E. Miller	Director	March 31, 2026
John E. Miller

/s/ Lee Van Arsdale	Director	March 31, 2026
Lee Van Arsdale

SAFE PRO GROUP INC. AND SUBSIDIARIES

INDEX TO

CONSOLIDATED

FINANCIAL STATEMENTS

Nevada Office: 770 East Warm Springs Road Suite 225 Las Vegas, Nevada 89119 702.413.6000 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Safe Pro Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Safe Pro Group Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2024.

Las Vegas, Nevada

March 31, 2026

PCAOB ID Number 587

New York, NY Washington DC Mumbai & Pune, India San Francisco, CA

Houston, TX Boca Raton, FL Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$16,793,088	$1,970,719
Accounts receivable and other receivables, net	100,028	123,686
Inventory	615,024	342,061
Prepaid expenses and other current assets	420,306	313,663

Total current assets	17,928,446	2,750,129

OTHER ASSETS:
Property and equipment, net	283,087	314,881
Right of use assets, net	59,010	101,621
Intangible assets, net	834,461	1,088,645
Goodwill	-	684,867
Security deposits	9,800	9,800

Total other assets	1,186,358	2,199,814

TOTAL ASSETS	$19,114,804	$4,949,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$461,306	$119,812
Accrued expenses	270,932	90,264
Accrued compensation	7,187	115,344
Due to related parties	437,362	421,623
Contract liabilities	18,897	83,768
Lease liabilities, current portion	55,160	63,115

Total current liabilities	1,250,844	893,926

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	947	35,592

Total long-term liabilities	146,947	181,592

Total liabilities	1,397,791	1,075,518

SHAREHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Series B preferred stock; 3,275,000 shares designated, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	-	-
Series C preferred stock; 2,000 shares designated, and 0 shares issued and outstanding at December 30, 2025 and 2024, respectively	-	-
Common stock; $0.0001 par value, 200,000,000 shares authorized, 20,899,270 shares issued and 20,736,816 outstanding at December 31, 2025, and 14,534,685 shares issued and outstanding at December 31, 2024.	2,090	1,453
Treasury Stock; at cost, 162,454 and 0 shares of common stock at December 31, 2025 and 2024, respectively	(676,034)	-
Additional paid-in capital	46,964,487	18,123,723
Accumulated deficit	(28,573,530)	(14,250,751)

Total shareholders’ equity	17,717,013	3,874,425

Total liabilities and shareholders’ equity	$19,114,804	$4,949,943

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

REVENUES:
Product sales	$361,266	$1,029,502
Services	245,415	1,139,676

Total revenues	606,681	2,169,178

COST OF REVENUES:
Product sales	201,235	675,632
Services	126,741	519,023
Depreciation expense	76,527	68,377

Total cost of revenues	404,503	1,263,032

GROSS PROFIT	202,178	906,146

OPERATING EXPENSES:
Salary, wages and payroll taxes	5,539,325	4,278,401
Research and development	394,207	90,372
Professional fees	5,547,448	2,161,897
Selling, general and administrative expenses	2,131,056	1,254,772
Depreciation and amortization	304,803	272,705
Impairment of goodwill	684,867	-
Impairment of other intangibles	146,001	-

Total operating expenses	14,747,707	8,058,147

LOSS FROM OPERATIONS	(14,545,529)	(7,152,001)

OTHER INCOME (EXPENSES):
Other income	57,107	-
Interest income	178,476	30,056
Interest expense	(12,833)	(306,516)
Total other income (expenses), net	222,750	(276,460)

NET LOSS	$(14,322,779)	$(7,428,461)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.85)	$(0.70)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	16,906,724	10,613,270

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2024

	Series A		Series B		Series C				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 31, 2023	3,000,000	$300	3,275,000	$328	-	$-	8,734,770	$873	$8,597,147	$-	$(6,822,290)	$1,776,358
Common shares issued for compensation	-	-	-	-	-	-	789,199	79	2,852,569	-	-	2,852,648
Common shares and warrant units issued for cash	-	-	-	-	-	-	152,813	15	488,987	-	-	489,002
Common shares issued for cash	-	-	-	-	-	-	1,020,000	102	4,179,398	-	-	4,179,500
Common shares issued upon exercise of warrants	-	-	-	-	-	-	775,237	78	878,630	-	-	878,708
Common shares issued upon the conversion of series A preferred stock	(3,000,000)	(300)	-	-	-	-	1,500,000	150	150	-	-	-
Common shares issued upon the conversion of series B preferred stock	-	-	(3,275,000)	(328)	-	-	1,310,000	131	197	-	-	-
Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	76,802	-	-	76,802
Relative fair value of options granted	-	-	-	-	-	-	-	-	241,336	-	-	241,336
Common shares issued upon the conversion of convertible debt	-	-	-	-	-	-	252,666	25	808,507	-	-	808,532
Net loss	-	-	-	-	-	-	-	-	-	-	(7,428,461)	(7,428,461)

Balance, December 31, 2024	-	$-		$-	-	$-	14,534,685	$1,453	$18,123,723	$-	$(14,250,751)	$3,874,425

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2025

	Series A		Series B		Series C				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 31, 2024	-	$-	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$-	$(14,250,751)	$3,874,425

Stock based compensation	-	-	-	-	-	-	1,448,500	145	6,906,960	-	-	6,907,105
Issuance of Preferred Series C for warrants and cash	-	-	-	-	1,050	-	-	-	1,050,000	-	-	1,050,000
Issuance of Common Shares for preferred Series C	-	-	-	-	(1,050)	-	513,334	51	(51)	-	-	-
Issuance of common stock for exercise of warrants	-	-	-	-	-	-	515,678	52	1,511,518	-	-	1,511,570
Issuance of common stock and warrants for cash	-	-	-	-	-	-	2,000,000	200	6,767,300	-	-	6,767,500
Issuance of common stock for cash	-	-	-	-	-	-	2,000,000	200	12,944,800	-	-	12,945,000
Contributed capital	-	-	-	-	-	-	-	-	113,077	-	-	113,077
Issuance of common for exercise of options	-	-	-	-	-	-	7,073	1	12,749	-	-	12,750
Net share settlement for employee tax withholdings	-	-	-	-	-	-	(120,000)	(12)	(465,589)			(465,601)
Purchase of treasury stock	-	-	-	-	-	-	(162,454)	-	-	(676,034)	-	(676,034)
Net loss	-	-	-	-	-	-	-	-	-	-	(14,322,779)	(14,322,779)

Balance, December 31, 2025	-	$-	-	$-	-	$-	20,736,816	$2,090	$46,964,487	$(676,034)	$(28,573,530)	$17,717,013

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,322,779)	$(7,428,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	381,330	341,083
Stock-based compensation and professional fees	6,907,105	2,852,648
Amortization of debt discount	-	208,006
Impairment of goodwill	684,867	-
Impairment of other intangibles	146,001	-
Relative fair value of options granted	-	241,336
Lease costs	-	(9,144)
Change in operating assets and liabilities:
Accounts receivable	23,658	39,643
Inventory	(272,963)	17,098
Prepaid expenses and other assets	(106,643)	(265,611)
Accounts payable	278,869	(49,269)
Accrued expenses	180,668	7,134
Contract liabilities	(64,871)	(902)
Lease liabilities	11	-
Accrued compensation	(51,619)	(48,995)

NET USED IN OPERATING ACTIVITIES	(6,216,366)	(4,095,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,808)	(63,801)
Investment in intangible technologies (software development)	(192,545)	(372,588)

NET CASH USED IN INVESTING ACTIVITIES	(241,353)	(436,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	6,767,500	489,002
Proceeds from convertible notes payable	-	275,002
Proceeds from sale of common stock in offering	12,945,000	4,179,500
Proceeds from issuance of Series C Preferred Stock and warrants	1,050,000	-
Purchase of treasury stock in connection with Stock Repurchase Program	(613,409)	-
Proceeds from warrant exercise	1,511,570	878,708
Proceeds from option exercise	12,750	-
Payments for employee tax withholdings on net share settlement	(465,601)	-
Proceeds from related party advances	141,866	-
Proceeds from notes payable	-	236,500
Payments on notes payable	-	(236,500)
Repayment of due to related party	(69,588)	(23,038)

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,280,088	5,799,174

NET INCREASE IN CASH	14,822,369	1,267,351

CASH, beginning of year	1,970,719	703,368

CASH, end of year	$16,793,088	$1,970,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,559	$93,314
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for Series C Preferred Stock	$51	$-
Contributed Services	$113,077	$-
Purchase of treasury stock in connection with Stock Repurchase Program included in Accounts Payable	$62,625	$-
Increase in debt discount and additional paid-in capital	$-	$76,802
Increase in common stock and additional paid-in capital issued for conversion of debt	$-	$808,532

See accompanying notes to the consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On December 23, 2025, the Company formed SPAI Ventures LLC, a Florida limited liability company, with Safe Pro Group Inc. listed as sole manager. As of December 31, 2025, SPAI Ventures LLC had no operations, assets, or liabilities and no impact on the consolidated financial statements for the period presented.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Liquidity

We have generated limited revenues to date from the sale of products and services. We have never been profitable and have incurred significant net losses each year since our inception. As reflected in the accompanying consolidated financial statements; the Company generated a net loss of $14,322,779 and used cash in operations of $6,216,366 during the year ended December 31, 2025. As of December 31, 2025, the Company has an accumulated deficit of $28,573,530 and had working capital of $16,677,602. As of December 31, 2025, we had cash on hand of $16,793,088.

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

On May 9, 2025, the Company sold: (i) 1,050 shares of Series C convertible preferred stock (the “Preferred Stock”) a price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $1.05 million, and (ii) three-year warrants to purchase the number of shares of Company’s common stock equal to the number of Conversion Shares (defined below) underlying the Preferred Stock on the date of issuance at an exercise price of $2.93 per share (the “May Warrants”). Each share of Preferred Stock has a stated value (the “Stated Value”) of $1,100 per share. Each holder of Preferred Stock may convert all, or any part, of the Stated Value the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares”)at an initial fixed “Conversion Price” of $2.25, which is subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the years ended December 31, 2025 and 2024, include estimates for allowance for doubtful accounts on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired and liabilities assumed in business acquisitions including intangible assets, the valuation of the purchase price in business acquisitions, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions.

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

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of December 31, 2025 and 2024, the Company had no cash in bank in excess of FDIC insured levels.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Asset acquisitions

The Company evaluates acquisitions pursuant to ASC 805, “Business Combinations,” to determine whether the acquisition should be classified as either an asset acquisition or a business combination. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. For acquisition of an asset or a group of assets that does not constitute a business, the Company applies ASC 805-50 which provides guidance on acquisitions of assets rather than a business. Acquisitions of assets are accounted for using the cost accumulation and allocation model. For asset acquisitions, the Company allocates the purchase price of these acquired assets on a relative fair value basis and capitalizes direct acquisition related costs as part of the purchase price. Acquisition costs that do not meet the criteria to be capitalized are expensed as incurred and presented in general and administrative costs in the consolidated statements of operations, if any.

Cash and cash equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2025 and 2024.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of December 31, 2025 and 2024, customer advanced payments amounted to $18,897 and $83,768, respectively, which are included in contract liabilities on the accompanying consolidated balance sheets.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Advertising costs

All costs related to advertising the Company’s services and products are expensed in the period incurred. For the years ended December 31, 2025, and 2024, advertising costs charged to operations were $169,651 and $197,572, respectively, are included in general and administrative expenses on the accompanying consolidated statements of operations.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2025 and 2024, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the consolidated financial statements. The tax years that remain subject to examination are the years ending on and after December 31, 2025, 2024 and 2023. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded during the years ended December 31, 2025 and 2024.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the years ended December 31, 2025 and 2024, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31,
	2025	2024
Stock warrants	2,135,688	125,531
Stock options	2,263,752	322,500
Total	4,399,440	448,031

The Company has 3,000,000 Series A Preferred, 3,275,000 Series B Preferred, and 2,000 Series C Preferred shares authorized. On August 28, 2024, 3,000,000 Series A Preferred and 3,275,000 Series B Preferred shares were converted into 1,500,000 and 1,310,000 common shares respectively. During the years ended December 31, 2025 and 2024, the Company had 0 of Series A Preferred, 0 of Series B Preferred, and 0 of Series C Preferred shares issued and outstanding (See Note 9).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the years ended December 31, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on December 31, 2025. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On December 31, 2025 and 2024, accounts receivable consisted of the following:

	December 31,
	2025	2024
Accounts receivable	$100,028	$123,686
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$100,028	$123,686

For the years ended December 31, 2025 and 2024, the Company did not record any bad debt expense related to accounts receivable.

Performance bond receivable

On December 31, 2025 and 2024, other receivables consisted solely of performance bond receivables as follows:

	December 31,
	2025	2024

Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by a former customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of December 31, 2025 and 2024, there were no performance bonds receivable and outstanding.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 4 – INVENTORY

On December 31, 2025 and 2024, inventories consisted of the following:

	December 31,
	2025	2024
Raw materials	$290,873	$259,658
Work in process	305,971	60,229
Finished goods	18,180	22,174
Less reserve for obsolete inventory	-	-
Total	$615,024	$342,061

NOTE 5 – PROPERTY AND EQUIPMENT

On December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31,
	2025	2024
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	152,310	115,423
Software library	10,000	10,000
Furniture, fixtures and office equipment	19,250	7,329
	521,569	472,761
Less accumulated depreciation	(238,482)	(157,880)

Total	$283,087	$314,881

For the year ended December 31, 2025 and 2024, depreciation expense amounted to $80,602 and $69,848, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Impairments

During the year ended December 31, 2025, the Company conducted an impairment test of its goodwill and other intangibles due to a decline in operating performance and a sustained decline in its stock price. As part of the analysis, the Company updated the forecasted future cash flows and revenues in the impairment assessment to reflect current conditions. Based on the results of the impairment test performed, the Company recognized a full goodwill impairment charge of $684,867 and another intangibles impairment charge of $146,001 during the year ended December 31, 2025. No impairment charges were recognized during the year ended December 31, 2024.

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

During the years ended December 31, 2025 and 2024, the Company capitalized $192,545 and $372,588 of its direct costs, respectively. As of December 31, 2025 and 2024, the Company has $834,461 and $1,088,645 of finite lived intangible assets, net, respectively.

As of December 31, 2025, intangible assets subject to amortization consisted of the following:

	December 31, 2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(388,000)	$-
Contractual employment agreements	3	310,000	(310,000)	-
Acquired capitalized internal-use software development costs	3	1,110,758	(276,297)	834,461
		$1,808,758	$(974,297)	$834,461

As of December 31, 2024, intangible assets subject to amortization consisted of the following:

	December 31, 2024
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(183,819)	$204,181
Contractual employment agreements	3	310,000	(271,337)	38,663
Acquired capitalized internal-use software development costs	3	918,213	(72,412)	845,801
		$1,616,213	$(527,568)	$1,088,645

For the years ended December 31, 2025 and 2024, amortization of intangible assets amounted to $300,728 and $271,235, respectively. For the year ended December 31, 2025, impairment of intangible assets amounted to $146,001. There were no impairment charges during the year ended December 31, 2024.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending December 31:	Amount
2026	$222,920
2027	222,920
2028	222,920
2029	165,701
2030 and after	-
Total	$834,461

Goodwill

On December 31, 2025 and 2024, goodwill consisted of the following:

	December 31,
	2025	2024
Safe-Pro USA	$-	$518,255
Airborne Response	-	166,612
Total goodwill	$-	$684,867

For the year ended December 31, 2025, impairment of goodwill amounted to $684,867.

NOTE 7 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). The SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note, with a term of 30 years or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum. The SBA Loan is secured by a continuing security interest in and to any and all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of December 31, 2025 and 2024, accrued interest related to this note amounted to $2,158 and $5,227, respectively, and is included in accrued expenses on the accompanying consolidated balance sheets.

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

On December 31, 2025 and 2024, note payable consisted of the following:

	December 31,
	2025	2024

Notes payable	$146,000	$146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

The following schedule provides minimum future note payable principal payments required during future periods:

Year ending December 31:	Amount
2026	$2,535
2027	3,219
2028	3,342
2029	3,469
2030	3,602
Thereafter	129,833
Total note payable	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

During the year ended December 31, 2024, amortization of debt discount, which is reflected in interest expense on the accompanying consolidated statement of operations, amounted to $208,006. There was no amortization of debt discount during the year ended December 31, 2025 as the notes converted in 2024.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 9 – STOCKHOLDERS’ EQUITY

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On July 22, 2025, the Company issued 427,778 common shares pursuant to the conversion of 875 shares of Preferred Series Cat a conversion ratio of $2.25 per share.

On July 23, 2025, the Company issued 70,889 common shares pursuant to the conversion of 145 shares of Preferred Series Cat a conversion ratio of $2.25 per share.

On September 11, 2025, the Company issued 14,667 common shares pursuant to the conversion of 30 shares of Preferred Series Cat a conversion ratio of $2.25 per share.

As of December 31, 2025,all Series C preferred Stock had been converted into common shares, resulting in no outstanding balance.

Common Stock

Common Stock Issued for Compensation and Services

2025

On February 27, 2025, the Company issued 100,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.90, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $390,000 are recorded to Professional fees, on the Company’s consolidated statement of operations.

On February 28, 2025, the Company issued 400,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to Mr. Erdberg, the Company’s CEO, as pursuant to his contractual agreement with the Company. Stock-based compensation in the amount of $1,552,500 is recorded and is represented in Salary, wages and payroll taxes on the Company’s consolidated statement of operations.

Also on February 28, 2025, the Company issued 100,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.88, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $380,000 are recorded to Professional fees, on the Company’s consolidated statement of operations.

On March 11, 2025, the Company issued 25,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.06, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $76,500 are recorded to Professional fees, on the Company’s consolidated statement of operations.

On March 20, 2025, the Company issued 12,500 common shares, outside of its 2022 Equity Plan, at a fair market value of $2.93, representing the market close on date of issuance. The award was issued to individuals for services. Stock-based professional fees in the amount of $36,625 are recorded to Professional fees, on the Company’s consolidated statement of operations.

On June 13, 2025, the Company issued 37,500 common shares, pursuant to 2022 Equity Plan, at a fair market value of $3.01, representing the market close on date of issuance. The award was issued to an individual for services. Stock-based professional fees in the amount of $112,875 are recorded as professional fees, on the Company’s consolidated statement of operations.

Also on June 13, 2025, the Company issued 165,000 restricted shares at a fair market value of $3.01, representing the market close on date of issuance. Stock-based professional fees in the amount of $496,650 are recorded to Professional fees, on the Company’s consolidated statement of operations. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The awards were issued to individuals for services relating to certain equity transactions and have not been registered pursuant to the Securities Act of 1933.

On July 22, 2025, the Company issued 265,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.85, representing the market close on date of issuance. The awards were issued to individuals in connection with services performed or pursuant to contractual employment agreements. Stock-based compensation fees totaling $1,020,250 are recorded, including $442,750 to Professional fees and $577,500 to Salary, wages and payroll taxes on the Company’s consolidated statement of operations.

Also on July 22, 2025, the Company issued 30,000 restricted shares at a fair market value of $3.85, representing the market close on date of issuance. Stock based professional fees in the amount of $115,500 are recorded to Professional fees, on the Company’s consolidated statement of operations. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The award was issued to an individual for services performed and has not been registered pursuant to the Securities Act of 1933.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

On August 4, 2025, the Company granted 30,000 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $3.36, representing the market close on date of issuance. The award was granted to an individual in connection with services performed. The shares vest in equal monthly installments of 2,500 shares over a 12-month period beginning September 1, 2025, subject to continued service. During the year ended December 31, 2025, the Company recognized stock-based compensation expense related to four monthly vesting installments, representing 10,000 vested shares, resulting in $33,600 of stock-based compensation expense. As of December 31, 2025, the Company issued 7,500 shares with the remaining vested shares issued in 2026. Stock-based professional fees in the amount of $33,600 are recorded to professional fees on the Company’s consolidated statement of operations.

On August 22, 2025, the Company issued 187,500 common shares, pursuant to its 2022 Equity Plan, at a fair market value of $5.69, representing the market close on date of issuance. The awards were issued to individuals in connection with services performed or pursuant to contractual employment agreements. Stock based professional fees in the amount of $1,066,875 are recorded to professional fees, on the Company’s consolidated statement of operations.

On October 17, 2025, the Company issued 50,000 shares of its common stock pursuant to its 2022 Equity Incentive Plan. The shares were granted at a fair market value of $3.90 per share, based on the closing price on the grant date. This issuance was made in accordance with a contractual employment agreement dated February 27, 2025, which provided for the issuance of 50,000 shares effective six months from the agreement date. The Company recognized stock-based compensation expense totaling $195,000, which was recorded as Professional Fees in the consolidated statement of operations.

Also on October 17, 2025, the Company issued 25,000 shares of its common stock pursuant to its 2022 Equity Incentive Plan. The shares were granted at a fair market value of $3.06 per share, based on the closing price on the grant date. This issuance was made in accordance with a contractual employment agreement dated March 11, 2025, which provided for the issuance of 25,000 shares effective six months from the agreement date. The Company recognized stock-based compensation expense totaling $76,500, which was recorded as Professional Fees in the consolidated statement of operations.

On October 31, 2025, the Compensation Committee approved the accelerated vesting and issuance of 25,000 shares of common stock under the 2022 Equity Incentive Plan. In accordance with ASC 718, the fair value of the award was measured at $6.30 per share, the closing price on the acceleration date, as this constituted a modification of the original grant. As a result, the stock-based compensation of $157,500 was recorded as Professional Fees on the Company’s consolidated statement of operations.

On December 1, 2025, the Company issued 18,500 restricted shares at a fair market value of $4.74 representing the market close on date of issuance. Stock based professional fees in the amount of $87,688 are recorded to professional fees, on the Company’s consolidated statement of operations. The foregoing securities were issued pursuant to Section 4(a)(2) of the Securities Act. The award was issued to an individual for services performed and has not been registered pursuant to the Securities Act of 1933.

Also on December 1, 2025, the Compensation Committee approved the vesting and issuance of 20,000 shares of common stock to a consultant pursuant to its 2022 Equity Incentive Plan. The shares were granted at a fair market value of $4.74 per share representing market close on the date of issuance. The Company recognized stock-based compensation expense totaling $94,800, which was recorded as Professional Fees in the consolidated statement of operations.

2024

During the year ended December 31, 2024, the Company issued 789,199 shares of common stock, in the aggregate, for services rendered. The Company valued these shares at $2,852,648, in the aggregate, which was recorded as general and administrative expense in the Company’s consolidated statement of operations.

Common stock issued for cash

2025

On October 21, 2025, the Company closed on a private placement of 2,000,000 shares of common stock at a purchase price of $7.00 per share, resulting in aggregate proceeds of $14,000,000. The Company incurred direct equity issuance costs of $1,055,000, which were recorded as a reduction to additional paid-in capital. After giving effect to these costs, the Company received net proceeds of $12,945,000.

2024

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Common stock and warrants issued for cash

2025

On August 21, 2025, the Company completed a private placement of 2,000,000 Units for aggregate gross proceeds of $8,000,000, or $4.00 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $6.00 per share, exercisable immediately and expiring three years from the date of issuance. The Company incurred direct equity issuance costs of $1,232,500, which were recorded as a reduction to additional paid-in capital.

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

Treasury Stock

During the year ended December 31, 2025, the Company repurchased an aggregate of 162,454 shares of its common stock under its Treasury Stock Repurchase Program for total consideration of $676,034. Of the total consideration, $613,409 was paid in cash during the year ended December 31, 2025 and $62,625 was recorded in accounts payable as of December 31, 2025. All shares repurchased were recorded as treasury stock and are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheet.

Contributed Capital

On March 31, 2025, Mr. Borkar, President of Safe-Pro USA and an employee, which is his spouse, agreed to forgive aggregate accrued salary of $113,077, which has been recorded as contributed capital as presented on the consolidated statement of shareholders equity.

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the years ending December 31, 2025 and 2024 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2023	611,017	$1.00	2.5	$574,356
Issued	289,751	2.70	3.0	-
Exercised	(775,237)	1.13		-
Balance Outstanding on December 31, 2024	125,531	$4.09	3.3	90,952
Issued	2,525,835	5.37	2.6	-
Exercised	(515,678)	-	-	-
Balance Outstanding on December 31, 2025	2,135,688	$5.88	2.6	114,424
Exercisable, December 31, 2025	2,135,688	$5.88	2.6	$114,424

(1)	The aggregate intrinsic value on December 31, 2025 and 2024, was calculated based on the Nasdaq’s market close on December 31, 2025 and 2024, respectively and the exercise price of the underlying the warrants.

During the year ended December 31, 2025, the Company issued 515,678 shares of common stock upon the exercise of 515,678 warrants, in the aggregate, for gross proceeds of $1,511,570 to the Company.

During the year ended December 31, 2024, the Company issued 775,237 common stock upon the exercise of 775,237 warrants, in the aggregate, for gross proceeds of $878,708.

For the years ended December 31, 2025 and 2024, the Company recorded $15,447 and $0, respectively, for stock-based compensation expense related to 12,500 warrants as issued for services. As of December 31, 2025, the stock-based compensation for the warrants was fully amortized.

The above warrants granted during the year ended December 31, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

December 31, 2025
Expected term, in years	5
Expected volatility	54.41%
Risk-free interest rate	4.01%
Dividend yield	-

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Warrants issued in connection with private placement

 During the year ended December 31, 2025, the Company completed a private placement of 2,000,000 Units for aggregate gross proceeds of $8,000,000 or $4.00 per Unit. Each Unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to acquire one share of common stock at an exercise price of $6.00 per share, exercisable immediately and expiring three years from the date of issuance.

The Company determined that the warrants do not meet the definition of liability under FASB ASC Topic 480 and therefore classified the warrants as equity instruments.

Options

A summary of the Company’s stock option activity is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2023	-	$-	-	-
Granted	322,500	3.40	5.0	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	322,500	3.40	4.97	138,675
Granted	1,950,000	5.10	4.77	-
Forfeited	-	-	-	-
Exercised	(7,073)	3.40	-	-
Outstanding at December 31, 2025	2,265,427	$4.86	4.66	$528,725

Exercisable at December 31, 2025	1,472,500	$4.11	4.63	$249,725

For the years ended December 31, 2025 and 2024, the Company recorded $1,040,467 and $241,336, respectively, for stock-based compensation expense related to stock options. As of December 31, 2025, unamortized stock-based compensation for stock options was $1,300,536 to be recognized through March 31, 2030.

The options granted during the years ended December 31, 2025 and 2024 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	December 31, 2025	December 31, 2024
Expected term, in years	3.28	4.06
Expected volatility	46.94%	50.45%
Risk-free interest rate	3.63%	4.39%
Dividend yield	-	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the years ended December 31, 2025 and 2024, 2,192,500 and 1,082,500 of the Company’s common shares were issued for services pursuant to the 2022 Plan, respectively. As of December 31, 2025 and 2024, the Company had 27,500 and 2,522,500, respectively, shares available for issuance under the 2022 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of December 31, 2025, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

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

In 2025, Mr, Erdberg’s employment agreement is with Safe Group Inc.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Agreement with directors

On January 9, 2024, the Company entered into Letter Agreements with three Directors of the Company. For services to be performed, the Company agrees to pay each director an annual fee of $48,000 payable in equal monthly installments commencing upon listing on a national exchange. Additionally, the Company granted each director 50,000 common shares of the Company.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Contingent amounts due to related parties

As discussed in Note 12 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, net of 10% commissions payable and certain other expenses are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. On March 19, 2025 and July 25, 2025, the Company received $37,615 and $56,325, respectively, in regard to this contingent obligation net of commissions payable. As of December 31, 2025, the remaining balance of $433,406 is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 11 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of December 31, 2025 and 2024, the Company recorded no cash in bank in excess of FDIC insured levels. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This reduces the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

During the year ended December 31, 2025, 88.9% of total sales were to customers in the United States, 10.3% of total sales were to a customer in Canada and 0.8% of total sales were to a customer in Europe.

During the year ended December 31, 2024, 80.7% of total sales were to customers in the United Sates, 19.2% of sales were to a customer in Canada, and 0.1% of sales were to customers in Europe.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Customer concentration

For the year ended December 31, 2025, 4 customers accounted for approximately 67.6% of total sales (Classic Custom 23.0%, Florida Power & Light 22.9%, JD Advanced Forensics 11.4% and Mriya Aid 10.3%, respectively). For the year ended, December 31, 2024, three customers accounted for approximately 87.6% of total sales (Florida Power & Light 49.1%, Classic Custom 19.3%, and Mriya Aid 19.2%, respectively).

On December 31, 2025, 3 customers accounted for 97.7% of the total accounts receivable (Florida Power & Light 61.0%, JD Advanced Forensics 22.4%, and Motorola Solution 14.2%). On December 31, 2024, one customer accounted for 89.5% of the total accounts receivable balance (Florida Power & Light).

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. Sales of Airborne Response are primarily seasonal based on weather conditions or patterns.

Supplier concentration

During the year ended December 31, 2025, the Company purchased approximately 68.0% of inventory from four suppliers, Avient Protective Materials, Lincoln Fabrics, Skydio, Inc., and Hisco/Precision Converting. During the year ended December 31, 2024, the Company purchased 35.7% of inventory from two suppliers, Minelab Electronics and Southeast Drone Technologies.

The loss of these suppliers may have a material adverse effect on our results of operations and financial condition. However, we believe that, if necessary, alternative vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2025, 2024, 2023 and 2022 periods. Additionally, during 2025, 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer.

During the year ended December 31, 2025, the Company primarily advanced funds received from the Bangladesh receivables of $96,940 and made payments of $43,050. During year ended December 31, 2024, the Company repaid $20,654 of these advances and assumed liabilities. On December 31, 2025 and 2024, amounts due to the former member amounted to $433,406 and $382,516, respectively, which is included in due to related parties on the accompanying consolidated balance sheets. See Note 10 –Contingent amounts due to related parties.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

On March 31, 2025, Mr. Borkar waived accrued salary in aggregate of $56,538, as due under his Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2025, approximately $56,538 was waived and was recorded as contributed capital. As of December 31, 2025 and 2024, the accrued wages balance for Mr. Borkar was $3,956 and $39,105.

On March 31, 2025, a spouse of Mr. Borkar waived the accrued salary in aggregate of $56,538, as due under her Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. For the year ended December 31, 2025, approximately $56,538 was waived and was recorded as contributed capital. For the year ended December 31, 2025, the accrued wages balance for the spouse of Mr. Borkar was $3,956.

For the years ended December 31, 2025 and 2024, the Company recorded gross wages of $120,000 and $159,107, respectively, for the spouse of Mr. Borkar.

Related party purchases

During the years ended December 31, 2025 and 2024, the Company purchased inventory and services from a company owned by the spouse of Mr. Borkar in the amount of $9,287 and $18,765, respectively, which is included in cost of sales on the accompanying consolidated statements of operations.

NOTE 13 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

In July 2021, Safe-Pro USA entered into a 62-month lease agreement for the lease of office, manufacturing and warehouse space under a non-cancellable operating lease through September 30, 2026. During the term of lease, the Company shall pay base rent of $3,043 from August 1, 2021 to September 30, 2022, with escalation of the base rent of 4% per year thereafter on the anniversary date of the lease. The Company is to pay the base rental rate plus common area assessments and sales tax for the lease payments. Common area assessments and sales tax for the lease payments are expensed monthly as incurred. In connection with the Company’s acquisition of Safe-Pro USA, on June 7, 2022, the Company acquired the right of use assets and assumed lease liabilities of $156,963 and $154,265, respectively.

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

During the year ended December 31, 2025 and 2024, in connection with its property operating leases, the Company recorded rent expense of $97,550 and $91,513, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

On December 31, 2025 and 2024, right-of-use asset (“ROU”) is summarized as follows:

	December 31, 2025	December 31, 2024
Office lease right of use assets	$310,598	$277,514
Auto lease right of use asset	19,583	19,583
Less: accumulated amortization	(271,171)	(195,476)
Balance of ROU assets	$59,010	$101,621

On December 31, 2025 and 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31, 2025	December 31, 2024
Lease liabilities related to office lease right of use assets	$51,610	$91,113
Lease liabilities related to auto lease right of use asset	4,497	7,595
Less: current portion of lease liabilities	(55,160)	(63,115)
Lease liabilities – long-term	$947	$35,592

Other information:	December 31, 2025	December 31, 2024

Weighted average remaining lease term – operating leases	.75 years	1.57 years
Weighted average discount rate – operating leases	4.60%	4.60%

On December 31, 2025, future minimum base lease payments due under non-cancelable operating leases are as follows:

Year ending December 31,	Amount
2026	$56,963
2027	947
2028	-
Total minimum non-cancellable operating lease payments	57,910
Less: discount to fair value	(1,803)
Total lease liabilities on December 31, 2025	$56,107

NOTE 14 – SEGMENT REPORTING

During the year ended December 31, 2025 and 2024, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the years ending December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
	2025	2024
Revenues:
Safe-Pro USA	$340,776	$873,274
Airborne Response	191,500	1,280,863
Safe Pro AI	74,405	15,041
	606,681	2,169,178
Depreciation and amortization:
Safe-Pro USA	77,547	109,702
Airborne Response	89,341	155,359
Safe Pro AI	212,630	74,550
Other (a)	1,812	1,472
	381,330	341,083
Interest expense:
Safe-Pro USA	6,020	6,717
Airborne Response	1,133	983
Safe Pro AI	-	-
Other (a)	5,680	298,816
	12,833	306,516

Net (loss) income:
Safe-Pro USA	(916,414)	(366,564)
Airborne Response	(722,966)	(182,966)
Safe Pro AI	(1,618,707)	(375,332)
Other (a)	(11,064,692)	(6,503,599)
	$(14,322,779)	$(7,428,461)

(a)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

	December 31, 2025	December 31, 2024
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$168,991	$217,134
Airborne Response	68,118	71,444
Safe Pro AI	38,818	22,143
Other (a)	7,160	4,160
	$283,087	$314,881

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2025 and 2024 consist only of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective Federal statutory rate of 21%, and the Company’s effective tax rate for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	%	Amount	%
U.S. Federal statutory rate	$(3,007,784)	21.0%	$(1,559,977)	21.0%
State and local income tax, net of federal income tax effect
Florida income tax	(605,629)	4.23%	(321,976)	4.33%
Return to provision adjustments	(4,454)	0.03%	(171,736)	2.31%
Rate change	-	0.00%	(28,155)	0.38%
Nontaxable or nondeductible items
Non-deductible meals	4,435	(0.03)%	3,821	(0.05)%
Stock-based compensation	(16,685)	0.12%	-	0.00%
Return to provision adjustments	(21,525)	0.15%	(727,235)	9.79%
Change in valuation allowance	3,651,642	(25.50)%	2,805,258	(37.76)%
Total provision for income tax	$-	0.00%	$-	0.00%

The following is a summary of the components of deferred tax assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Deferred Tax Asset:
Net operating loss carryforward	$4,866,339	$1,651,702
Depreciation	(10,931)	506
Amortization	183,556	54,689
Goodwill	133,000	-
Stock based compensation	1,971,569	1,700,823
Capitalized research and development	-	86,906
ROU liabilities	14,220	25,017
Accrued expenses	40,530	38,108
Other	12,223	11,912
Total deferred tax assets	7,210,506	3,569,663
Deferred tax liabilities:
ROU assets	(14,956)	(25,756)
Total deferred tax liabilities	(14,956)	(25,756
Less: Valuation allowance	(7,195,550)	(3,543,907)

Net deferred tax asset	$-	$-

The net operating loss carryforward was approximately $19,240,000 on December 31, 2025. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2025 and 2024 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. During the year ended December 31, 2025, the valuation allowance increased by $3,652,000. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that may occur in the future. All estimated loss carry forwards may be carried forward indefinitely subject to annual usage limitations.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2024, and 2025 Corporate Income Tax Return is subject to Internal Revenue Service examination.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 16 – SUBSEQUENT EVENTS

On January 6, 2026, the Company’s Board of Directors approved additional cash compensation of $30,000 for each of the chairs of the Audit Committee, Compensation Committee, and Governance and Nominating Committee, in recognition of the additional responsibilities associated with these roles.

On January 13, 2026, the Company issued 7,500 shares of common stock to an individual service provider as installments of a 30,000-share award granted under the 2022 Equity Incentive Plan. The shares were valued at $3.36 per share, based on the market close on the grant date. The award vests in equal monthly installments of 2,500 shares over a twelve-month period beginning September 1, 2025, subject to continued service. Of the 7,500 shares issued in January 2026, 2,500 shares related to amounts earned during 2025, with the remaining shares related to amounts earned during 2026. As of December 31, 2025, the Company recognized $8,400 of stock-based compensation expense related to the vested portion attributable to 2025, which was recorded within professional fees in the consolidated statement of operations. Upon issuance of the shares in January 2026, the Company reclassified the par value of the shares from additional paid-in capital to common stock to reflect the shares outstanding.

On January 22, 2026, the Company issued 25,000 shares of its common stock to a consultant for services rendered pursuant to the 2022 Equity Incentive Plan, and in accordance with the consultant’s Independent Advisory Agreement dated September 9, 2025. The shares were granted at a fair market value of $6.10 per share, based on the closing price on the grant date.

Also on January 22, 2026, the Company issued 20,000 shares of its common stock to a consultant for services rendered pursuant to the 2022 Equity Incentive Plan, and in accordance with the consultant’s Advisory Board Agreement dated March 27, 2023. The shares were granted at a fair market value of $4.74 per share representing market close on the date of issuance. The award became fully vested on December 1, 2025, as approved by the Compensation Committee. Accordingly, the Company recognized $94,800 of stock-based compensation expense, recorded within Professional Fees in the consolidated statement of operations for the year ended December 31, 2025. Upon issuance of the shares in January 2026, the Company reclassified the par value of the shares from additional paid-in capital to common stock to reflect the shares outstanding.

On February 20, 2026, Safe Pro AI entered into a purchase agreement (the “Purchase Agreement”) with a government contractor (the “Customer”), pursuant to which Safe Pro AI will supply an AI-powered video and imagery analysis system providing threat detection capabilities. The total purchase price under the Purchase Agreement is $1,000,000. The Customer may elect to add additional services in support of the devices under the Purchase Agreement. Payments under the Purchase Agreement are contingent upon the Customer’s receipt of payment from its government customer, which may affect the timing of the Company’s cash receipts. The Purchase Agreement has a period of performance of 180 days from the effective date.

On March 3, 2026, the Company issued 5,000 shares of common stock to an individual service provider as installments of a 30,000-share award granted under the 2022 Equity Incentive Plan. The shares were valued at $3.36 per share, based on the market close on the grant date. The award vests in equal monthly installments of 2,500 shares over a twelve-month period beginning September 1, 2025, subject to continued service.

On March 6, 2026, the Company completed certain equity transactions, including the return and cancellation of 47,942 shares previously issued under the 2022 Equity Plan and the return of 19,242 shares in connection with share withholding for tax obligations related to an equity award.

On March 23, 2026, the Compensation Committee of the Board of Directors, approved a grant of 225,000 options to purchase the Company’s common stock at an exercise price of $4.52, which is the market close on the day the Compensation Committee approved the award, to three contractors per their advisory agreements and in recognition of their service. The options have various vesting schedules and a five-year term.

