Form 10-K/A
period 2025-12-31
Safe Pro Group Inc.
filed 2026-04-30
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2026, the registrant had outstanding 20,884,586 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Safe Pro Group Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 31, 2026, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of our principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “the Company”, “we”, “our” and “us” are used herein to refer to Safe Pro Group Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers as of April 17, 2026. Our officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Positions and Offices
Daniyel Erdberg	48	Founder, Chairman of the Board and Chief Executive Officer
Theresa Carlise	67	Chief Financial Officer, Treasurer and Assistant Secretary
Jarret Mathews	50	Chief Operating Officer
Pravin Borkar	68	Chief Technical Officer, Director and Founder and President of Safe-Pro USA LLC
Christopher Todd	55	President and Founder of Airborne Response Corp.
Jonathan Leinwand, Esq.	56	General Counsel and Secretary
Arthur T. Dean	80	Director
John E. Miller	84	Director
Lee Van Arsdale	73	Director

The following is information about the experience and attributes of the members of our board of directors and senior executive officers as of the date of this report. The experience and attributes of our directors discussed below provide the reasons that these individuals were selected for board membership, as well as why they continue to serve in such positions.

Daniyel Erdberg, 48, is the Founder, Chairman, and CEO of Safe Pro Group Inc. and has served in such roles since its inception in December 2021. From 2014 through September 2019, Mr. Erdberg served as President of Drone Aviation Corp and served as its CEO and Director from October 2019, until its merger with COMSovereign Holding Corp. in December 2019, following which he was involved in the creation of several business ventures, including the founding of CyberNate Corp. which was incorporated in December 2021. Mr. Erdberg has over 20 years’ experience as a C-Level technology executive having led recent Nasdaq listings in the Drone, 5G, and SatCom sectors where he served in senior management positions including as Chief Executive Officer, President, and Chief Operating Officer. Throughout his career, Mr. Erdberg has been involved in the operation of companies involved in various sectors of technology including software development, telecommunications, wireless networking, and unmanned aerial systems. As the founder and leader of multiple public and private enterprises, he has built organizations from inception that included experience with an array of technologies and has successfully conducted business with government, military, and commercial entities. We believe Mr. Erdberg is qualified to serve on our board of directors due to his extensive experience with our company as a founder.

Theresa Carlise, 67, was appointed as Chief Financial Officer in June 2023. On March 27, 2024, she was appointed Treasurer and on April 12, 2024, Assistant Secretary. Ms. Carlise brings over 30 years of experience as a Chief Financial Officer for publicly traded companies. Ms. Carlise’s skillset includes equity-based transactions, strategic and tactical financial management with strong qualifications in all areas of accounting, financial analysis, reporting, restructuring and planning. From the period June 2021 to June 2023, she was the Chief Accounting Officer, Secretary & Treasurer at NextPlat Corp, formerly Orbsat Corp, a Nasdaq-listed e-commerce technology company, having earlier served as the Chief Financial Officer, Treasurer and Secretary of Orbsat Corp., its predecessor from June 2015 to December 2020. Before joining Orbsat Corp., she served as Chief Financial Officer, Secretary, Treasurer and Director of various publicly traded companies within the retail, telecommunications, distribution, transportation, mortgage banking and construction sectors.

Jarret Mathews, 50, previously served as principal of Phase Zero Consulting since July 2024, advising both government and industry clients on how to best find, develop, and integrate cutting-edge technology. Prior to that, from July 2021 to July 2024 he was an officer in the United States Army serving as Director, Joint Acquisition Task Force. Mr. Mathews received a bachelor’s degree in civil engineering from the United States Military Academy at West Point and holds a Master’s Degree in International Relations and Affairs from University of Kansas.

Pravin Borkar, 68, was the founder of Safe-Pro USA LLC in November 2008, and was appointed as our Chief Technical Officer and Director on June 7, 2022 and holds the title of President of Safe-Pro USA, concurrent with its acquisition by Safe Pro Group Inc. He has over 30 years’ experience in the design, engineering and manufacturing of bullet and blast resistant personal protection equipment for the U.S. Department of Defense. Mr. Borkar has been responsible for the development and manufacture of body armor plates for military personnel as well as ballistic protection armor systems for Blackhawk, Chinook and CH-53 transport helicopters for the U.S. Army, Marines and Air Force. At Safe-Pro USA, Mr. Borkar has been responsible for the development of over 50 different bullet and blast resistant products. Mr. Borkar holds a Bachelor of Technology in Chemical Engineering and a Master of Science in Composites and Plastics Engineering from the University of Massachusetts. We believe Mr. Borkar is qualified to serve on our board of directors due to his extensive experience with our company and industry experience.

Christopher Todd, 55, has served as the President and founder of Airborne Response Corp. since August 2016. Mr. Todd has over 30 years of marketing and technology business experience. Mr. Todd previously served as an analyst advising Fortune 500 firms and major sports organizations in digital marketing and content strategies. Mr. Todd is also a Certified Emergency Manager (CEM®) and Federal Aviation Administration (FAA)-certified remote pilot. His experience includes hurricane response and recovery operations, structure collapses, aircraft accidents, and several other types of complex incidents. Additionally, Mr. Todd serves as the Executive Director of AIRT, Inc., a 501(c)3 non-profit organization that specializes in the deployment of Drones For Good® and serves as the official home of the DRONERESPONDERS program advancing public safety drone operations with over 15,000 members across more than 75 countries. Additionally, Mr. Todd serves as a command staff member of the Southeast Florida All-Hazards Incident Management Team headquartered at the Palm Beach Fire Rescue Department. Mr. Todd is the President of the Florida Peninsula Chapter of AUVSI, Inc. Mr. Todd is a member of InfraGard, the public-private partnership between U.S. industry and the FBI, as well as the U.S. Coast Guard Auxiliary, where he previously served as the national Deputy Director of Governmental and Public Affairs and was named as the 2007 National “Auxiliarist of the Year.” Mr. Todd holds a Bachelor of Arts in journalism and mass communications from Drake University, and an Executive Master in Professional Studies in emergency and disaster management from Georgetown University in Washington, D.C.

Jonathan Leinwand, Esq., 56, General Counsel and Secretary. Mr. Leinwand earned his law degree (juris doctor) from the University of Miami School of Law in 1995. Mr. Leinwand first worked for Andrew Hall & Associates in Miami practicing in the area of complex commercial litigation. In 1996 he began his own practice concentrating on private placements, reporting under Securities Exchange Act of 1934, and acted as outside counsel on behalf of public companies traded on OTC Bulletin Board, OTC Markets, Nasdaq and American Stock Exchange as well as other corporate consulting work. Mr. Leinwand acts as “in-house” counsel for publicly traded companies handling corporate and securities issues, managing outside counsel, and advising on capital markets and fund raising. He also advises investors and broker-dealers on PIPES and compliance issues related to private placements and restricted securities. He is admitted to practice law in Florida and the Southern District of Florida.

Arthur T. Dean, 80, Director and Chairman of the Audit Committee. Mr. Dean is a proven senior executive with extensive leadership and management experience gained in the U.S. military and in the non-profit sector where he held senior leadership roles at large organizations with complex budgets. From August 1998 to February 2021, Mr. Dean served as the Chairman and CEO and continues to serve as the Chairman and CEO Emeritus, at the Community Anti-Drug Coalitions of America (CADCA) which represents over 5,000 community coalitions that involve individuals from key sectors including schools, law enforcement, youth, parents, healthcare, media, tribal communities, and others to prevent substance use and misuse. Earlier in his career, Mr. Dean held a number of senior positions in the U.S. Army including Director of Military Personnel Management and was the Deputy Chief of Staff for Personnel & Installation Management at the U.S. Army Forces Command, the Department of Defense’s largest field organization. He has received numerous awards and recognition for his achievements including the Community Anti-Drug Coalitions of America National Leadership Award, The National Prevention Network (NPN) Lifetime Achievement Award, U.S. Army War College Outstanding Alumnus Award, Adjutant General Corps Hall of Fame, the National Institute on Alcohol Abuse and Alcoholism (NIAAA)’s Senator Harold Hughes Memorial Award, 2016 and the National Conference on Citizenship Prestigious Franklin Award for Citizen of the Year. He has served on numerous board and has been an audit committee chair. We believe Mr. Dean is qualified to serve on our board of directors due to his extensive experience in the military and his accounting knowledge.

John E. Miller, Lieutenant General, U.S. Army (Retired), 84, Director and Chairman of the Compensation Committee. LTG Miller is a decorated combat veteran who has served over 34 years in the U.S. Army, most recently as the Deputy Commanding General of the U.S. Army Training and Doctrine Command (TRADOC) responsible for coordinating the implementation of the Army’s first digitized command and control system in a combat brigade. He is a former commander of the 101st Airborne Division (Air Assault). LTG Miller also had multiple assignments at the U.S. Army Command and General Staff College where he held positions from Tactics Instructor to Commandant. While Commandant, he was concurrently responsible for 11 other Army Schools that provide tactical training and education for Commissioned and Non-Commissioned Officers. After his retirement from active duty, from 1997 to 2005, LTG Miller was a regional Vice President for Oracle Corporation’s Public Sector Division and served as a Divisional President for L-3 Communication from 1997 to 2005, providing linguist, intelligence analyst and technical support for deployed forces in 13 countries. Since 2007, LTG Miller has served as the President of Miller Analytics, LLC, which provides management and operational analysis and technology assessment consulting services for classified and unclassified programs with the Federal Government and related Technology and Aerospace and Defense Industries. Mr. Miller has served on the Board of Directors since May 28, 2021. Mr. Miller has served as the owner/consultant at Miller Analytics, LLC since September 2007. LTG Miller is currently a director at Nasdaq-listed NextPlat Corp, an e-commerce technology and healthcare services company from May 2021 through September 2024 and served as a member of the board of directors of Drone Aviation Holding Corp from December 2017 to November 2019. He was selected to the U.S. Army’s Command and General Staff College Hall of Fame in May 2024. We believe LTG Miller is qualified to serve on our board of directors due to his extensive experience in the armed forces and role on multiple boards.

Lee Van Arsdale, Colonel, U.S. Army (Retired), 73, Director and Chairman of the Nominating and Corporate Governance Committee. Colonel Van Arsdale is a distinguished member of the U.S. armed forces serving for over 25 years in the Army including multiple tours of duty with the Special Forces and Special Missions units, having been decorated for valor with the Silver Star and with the Purple Heart. Since 2010, Colonel Van Arsdale has served as a faculty member of Thayer Leadership, a higher education organization focused on executive leader development. Additionally, since his retirement from active duty, he was a senior business executive and entrepreneurial leader, serving in positions including as Chief Executive Officer of Triple Canopy Inc., an integrated security solutions company from 2006 to 2009, and as the Chief Executive Officer of Creative Radicals, a data analytics software solutions company where, since 2019, he currently serves as a Director. Colonel (Ret.) Van Arsdale’s military career as a soldier includes assignments in U.S. Army Special Forces, with 11 years spent in a U.S. Army Special Mission Unit. Over his 25-year Army career, Colonel (Ret.) Van Arsdale’s served in three combat zones in leadership positions, and participated in numerous classified operations, on a global scale. Following his military career, Lee was also the Assistant General Manager for National Security Response at the Bechtel Nevada Corporation; Unconventional Solutions, Inc., a private consulting firm, and was the founding Executive Director of the University of Nevada Las Vegas Institute for Security Studies. He currently serves on the boards of several public and private companies. Col Van Arsdale received the Excellence in Writing Award from the Army War College Foundation for a paper entitled The Use of Special Operations Forces in the Counter-proliferation of Weapons of Mass Destruction and is a recipient of the Combat infantryman’s Badge, Master Paratrooper Wings, Master Military Freefall Wings, Air Assault Wings, Ranger tab, and Special Forces tab in addition to the Silver Star and Purple Heart. He is a graduate from the U.S. Armed Forces Staff College and U.S. Army War College and received an M.S. from the University of Colorado and a B.S. from the United States Military Academy at West Point. In 2022 Col. Van Arsdale received the Distinguished Graduate Award from the West Point Association of Graduates, and in 2024 he was named a Distinguished Member of the Special Forces Regiment. We believe Colonel (Ret.) Van Arsdale is qualified to serve on our board of directors due to his extensive experience in the armed forces and in senior leadership roles in a number of technology businesses.

No director is related to any other director or executive officer of our company or our subsidiaries, and, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director.

GOVERNANCE OF THE COMPANY

Board Composition and Structure; Director Independence

Our business and affairs are managed under the direction of our board of directors. Our board of directors consists of 5 members of which 3 members are independent. The term of office for each director is until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

While we do not have a stand-alone diversity policy, in considering whether to recommend any director nominee, including candidates recommended by stockholders, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. As set forth in our corporate governance guidelines, when considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors and director nominees provide an appropriate mix of experience and skills relevant to the size and nature of our business.

Board Leadership Structure

Our amended and restated bylaws and our corporate governance guidelines provide our board of directors with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Daniyel Erdberg currently serves as our Chief Executive Officer and Chairman of the Board.

As Chairman of the Board, Mr. Erdberg’s key responsibilities include facilitating communication between our board of directors and management, assessing management’s performance, managing board members, preparation of the agenda for each board meeting, acting as chair of board meetings and meetings of our company’s stockholders and managing relations with stockholders, other stakeholders, and the public.

We take steps to ensure that adequate structures and processes are in place to permit our board of directors to function independently of management. The directors are able to request at any time a meeting restricted to independent directors for the purpose of discussing matters independently of management and are encouraged to do so should they feel that such a meeting is required.

Committees of our Board of Directors

The standing committees of our board of directors consist of an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. Each committee of our board of directors has a committee charter that will set out the mandate of such committee, including the responsibilities of the chair of such.

The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The audit committee is responsible for, among other matters:

●	appointing, retaining, and evaluating our independent registered public accounting firm and approving all services to be performed by them;

●	overseeing our independent registered public accounting firm’s qualifications, independence and performance;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements;

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and,

●	reviewing and approving related person transactions.

Our audit committee consists of three of our directors, Messrs. Dean, Miller and Van Arsdale, each of whom meets the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and Nasdaq rules. Mr. Dean serves as the chairman of the audit committee. Our board of directors has determined that Mr. Dean qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K under the Securities Act. The written charter for our audit committee is available on our corporate website at www.safeprogroup.com. The information on our website is not part of this report.

Compensation Committee

The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors, chief executive officer and other executive officers;

●	producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and,

●	administering our stock plans and other incentive compensation plans.

Our compensation committee consists of three of our directors, Messrs. Miller, Dean and Van Arsdale, each of whom meets the definition of “independent director” under the rules of the Nasdaq and the definition of non-employee director under Rule 16b-3 promulgated under the Exchange Act. Mr. Miller serves as chairman of our compensation committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.safeprogroup.com. The information on our website is not part of this report.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will be responsible for, among other matters:

●	determining the qualifications, qualities, skills and other expertise required to be a director and developing and recommending to the board for its approval criteria to be considered in selecting nominees for director;

●	identifying and screening individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;

●	overseeing the organization of our board of directors to discharge our board’s duties and responsibilities properly and efficiently;

●	reviewing the committee structure of the board of directors and the composition of such committees and recommending directors to be appointed to each committee and committee chairmen;

●	identifying best practices and recommending corporate governance principles; and,

●	developing and recommending to our board of directors a set of corporate governance guidelines and principles applicable to us.

Our nominating and corporate governance committee consists of three of our directors, Messrs. Miller, Dean and Van Arsdale, each of whom meets the definition of “independent director” under the rules of the Nasdaq. Mr. Van Arsdale serves as chairman of our nominating and corporate governance committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.safeprogroup.com. The information on our website is not part of this report.

Other Committees

Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Director Term Limits

Our board of directors has not adopted policies imposing an arbitrary term or retirement age limit in connection with individuals serving as directors as it does not believe that such a limit is in the best interests of our company. Our nominating and corporate governance committee will annually review the composition of our board of directors, including the age and tenure of individual directors. Our board of directors will strive to achieve a balance between the desirability of its members having a depth of relevant experience, on the one hand, and the need for renewal and new perspectives, on the other hand.

Nomination of Director Candidates

We receive suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Nominating and Corporate Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Candidates whose evaluations are favorable are recommended by our Nominating and Corporate Governance Committee to the full Board for consideration. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder entitled to vote for the election of directors who wishes to nominate a candidate for election to the Board of Directors at any annual meeting must deliver a written notice to the Secretary at the Company’s principal executive offices in compliance with the advance notice procedures set forth in Section 2.10 of the Company’s Bylaws. To be timely, such notice must be received not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days, or delayed by more than 90 days, from such anniversary date, or if no annual meeting was held in the preceding year, the notice must be delivered not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting and the 10th day following the day on which public announcement of the date of such meeting is first made by the Company.

The stockholder’s notice must include, among other things: (i) the name and address of the nominating stockholder and any beneficial owner on whose behalf the nomination is made; (ii) representations that the stockholder is a holder of record entitled to vote at the meeting and intends to appear in person or by proxy; (iii) as to each nominee, all information required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, including the nominee’s written consent to being named in the proxy statement and to serving as a director if elected; and (iv) such other information as may be reasonably requested by the Company. Any notice that does not include all required information and documents will be deemed not in compliance with the Bylaws and will not be effective.

In addition to satisfying the foregoing requirements under our Bylaws, stockholders who intend to solicit proxies in support of director nominees other than our nominees must comply with the additional requirements of Rule 14a-19(b) under the Exchange Act to comply with the universal proxy rules. The requirements under the universal proxy rules are in addition to the applicable procedural requirements under our Bylaws described above.

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility for risk management both directly and through its committees. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors regularly receives detailed reports from members of our senior management and other personnel that include assessments and potential mitigation of the risks and exposures involved with their respective areas of responsibility.

Our board of directors has delegated to the audit committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Code of Ethics

Our board of directors has adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website at www.Safeprogroup.com by clicking on “Investors.” If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, financial and accounting officers by posting the required information on our website at the above address within four business days of such amendment or waiver. The information on our website is not part of this report.

Our board of directors, management and all employees of our company are committed to implementing and adhering to the Code of Ethics. Therefore, it is up to each individual to comply with the Code of Ethics and to be in compliance of the Code of Ethics. If an individual is concerned that there has been a violation of the Code of Ethics, he or she will be able to report in good faith to his or her superior. While a record of such reports will be kept confidential by our company for the purposes of investigation, the report may be made anonymously and no individual making such a report will be subject to any form of retribution.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during 2025, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that applies to all of our directors, executive officers, and employees. This policy also is affirmed by our domestic third party vendors, and our international vendors either affirm this policy or a similar, local, more applicable policy, regulation, or law. The policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders by requiring, among other things, that insiders maintain the confidentiality of information about the Company and to not engage in transactions in the Company’s securities while aware of material nonpublic information.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides for the fiscal years indicated below certain summary information concerning compensation awarded to, earned by or paid to the individuals who served as our principal executive officer at any time during fiscal 2025 and our three other most highly compensated officers in fiscal 2025. These individuals are referred to as the “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Daniyel Erdberg	2025	360,000	(1)	932,500	(2)	1,552,000	(3)	1,285,154	(4)	54,000	(5)	4,183,654
Chief Executive Officer	2024	510,206	(6)	-		1,152,927	(7)	-		66,000	(8)	1,729,133
Theresa Carlise (2)	2025	180,000	(9)	85,000	(10)	198,240	(11)	31,055	(12)	25,200	(13)	519,494
Chief Financial Officer, Treasurer & Assistant Secretary	2024	160,000	(14)	25,000	(15)	341,608	(16)	31,055	(17)	38,456	(18)	596,119
Pravin Borkar	2025	141,387	(19)	-		-				4,139	(20)	145,526
Chief Technology Officer, & (President of Safe-Pro USA)	2024	140,645	(21)	-		-				1,419	(22)	142,064
Christopher Todd (3)	2025	225,000	(23)			15,528	(24)			18,000	(25)	258,528
(President of Airborne Response)	2024	225,000	(26)	100,000	(27)	15,527	(28)			18,000	(29)	358,527

(1)	For the year ended December 31, 2025, Mr. Erdberg earned pursuant to his employment agreement an annual base salary of $360,000.
(2)	Reflects bonuses earned to Mr. Erdberg, of $382,500 and $550,000. Pursuant to his employment agreement Mr. Erdberg is entitled to receive a bonus equal to 5% of a “Significant Transaction” to be paid in restricted shares of the Company’s common. A Significant Transaction occurred as follows; (i) on May 25, 2025 the Company closed a Significant Transaction, of gross proceeds of $1,000,000 and on August 21, 2025 when the Company received gross proceeds of $8,000,000, entitling Erdberg to an aggregate value of $450,000 in restricted common stock of the Company. In lieu of restricted stock he was awarded the cash value of the shares. Based upon a calculation of the present value of the Shares after applying an illiquidity discount, it has been determined that the fair cash value of the share award is $382,500 and that the Company shall pay to Erdberg $382,500 in cash in lieu of the issuance of shares and (ii) on October 22, 2025, upon closing of a significant transaction for gross proceeds of $14,000,000, Mr. Erdberg was eligible to receive a stock award of 5% of the consideration or $700,000. The present value adjustment was not used here, as his agreement calls for the Company to withhold an amount of shares equal to his tax liability, whereby the Company would then pay such liabilities. The resulting cash payment would have been burdensome to the Company. Mr. Erdberg requested to be paid in cash as follows; $550,000 to himself, $75,000 to Ms. Carlise, CFO and $75,000 to Mr. Leinwand, in-house counsel, for their efforts in effectuating the private placement. The Board of Directors and the Compensation Committee approved the request on the same date.
(3)	Pursuant to Mr. Erdberg’s employment agreement, he is entitled to 200,000 restricted stock awards of the upon meeting certain milestones, on February 27, 2025, the Company maintained a market capitalization of more than $30,000,000 and more than $40,000,000 for at least 22 consecutive trading days. The Company issued 400,000 restricted common shares, at $3.88 per share as reflected of the market close on date of issuance, representing fair value of $1,552,000.

8

(4)

On December 11, 2025, Mr. Erdberg met additional milestones as the Company has maintained a market capitalization of more than $60,000,000, more than $80,000,000 and more than $100,000,000 for at least 22 consecutive trading days, resulting in a restricted stock award of 600,000 shares of common stock, 200,000 restricted stock awards for each milestone. Mr. Erdberg’s agreed to accept options in lieu of shares. The Company granted Mr. Erdberg options to purchase 1,000,000 shares of common stock at an exercise price equaling the closing price for the Company’s common stock as reported by Nasdaq on the date of the option grant, $4.15. The aggregate fair value of the award was $1,285,154, which vest immediately upon grant date with an estimated term of 2.5 years, as computed in accordance with FASB ASC Topic 718.

(5)	Represents medical premiums of $42,000 and an auto allowance of $12,000, pursuant to Mr. Erdberg’s employment agreement.
(6)	For the year ended December 31, 2024, Mr. Erdberg earned pursuant to his employment agreement with Airborne Response an annual base salary of $225,000. Per Mr. Edberg’s employment agreement dated November 1, 2023, with Safe Pro Group Inc., he is to receive an annual base salary of $360,000, to be accrued until the Company completes its initial public offering on August 30, 2024 and to coincide with the termination of the Airborne Response employment agreement as noted above. For the year ended December 31, 2024, the Company accrued $238,065 for wages due under the Safe Pro Group employment agreement and paid in aggregate $298,065 of the accrued wage balance, for Airborne Response, the Company paid $150,206, until the agreement terminated on August 30, 2024.
(7)	Amounts in this column reflect the market close on date of issuance, $4.27 per share for 270,000 restricted common shares. Mr. Erdberg was entitled to 450,000 restricted common shares, as pursuant to his Safe Pro Group employment contract, of which Mr. Erdberg transferred 180,000 restricted shares to certain other employees.
(8)	Represents medical premiums payable pursuant to Airborne Response employment agreement of $12,000 and $42,000 medical insurance payable pursuant to Safe Pro Group’s employment agreement. In addition, $12,000 is for an auto allowance.
(9)	For the year ending December 31, 2025, Ms. Carlise earned pursuant to her employment agreement an annual base salary of $180,000.
(10)	A performance-based bonus was awarded in August 2025 of $10,000 and an additional bonus of $75,000 was transferred from Mr. Erdberg’s award to Ms. Carlise, see (2) above.
(11)	Amounts in this column reflect; (i) a stock award for 40,000 restricted common shares valued at the market close on date of issuance, $5.69 per share.
(12)	Option expense of $31,055, relating to the 50% vested portion of the grant awarded in 2024, as computed in accordance with FASB ASC Topic 718.
(13)	Represents medical premiums payable pursuant employment agreement of $18,000 and $7,200 for an auto allowance.
(14)	For the year ended December 31, 2024, as pursuant to her employment agreement with Safe Pro Group, Ms. Carlise earned an annual base salary of $150,000, until such time that the Company is listed on a national market exchange. On August 30, 2024, her salary increased pursuant to the Company’s listing on Nasdaq to an annual base salary of $180,000.
(15)	Represents $25,000 bonus, pursuant to listing on a national market exchange, per her employment agreement.
(16)	Represents an award of a total of 30,000 restricted common shares pursuant to her employment agreement, as contingent upon the Company’s listing on a national market exchange and 50,000 restricted common shares transferred to Ms. Carlise from Mr. Erdberg, for a fair value on date of issuance of $4.27.
(17)	Amounts in this column reflect the aggregate grant date fair value, for 50,000 options to purchase common stock, for the 50% vested portion of the fair value of $31,055, at an exercise price of $3.40 with an estimated term of 3.5 years, as computed in accordance with FASB ASC Topic 718.
(18)	Represents amounts payable pursuant to Safe Pro Group’s employment agreement of $27,468 for medical premiums payable and $10,987 auto allowance.
(19)	Mr. Borkar annual base salary was $225,000 until March 31, 2025, on April 1, 2025 the base salary was adjusted to $120,000, per mutual agreement.
(20)	Represents amounts reimbursed for medical premiums of $4,139.
(21)	For the year ended December 31, 2024, Mr. Borkar annual base salary was $120,000 until August 30, 2024, when the Company listed on a national market exchange and his salary was increased to $225,000 annually, as pursuant to his employment agreement.
(22)	Represents medical insurance reimbursement of $1,419.
(23)	For the year ended December 31, 2025, Mr. Todd’s base salary was $225,000 annually.
(24)	Amounts in this column reflect the 50% vested portion of the aggregate grant date fair value, for 25,000 options to purchase common stock, for a fair value of $15,527, at an exercise price of $3.40 and an estimated term of 3.5 years, as computed in accordance with FASB ASC Topic 718.
(25)	Represents medical insurance payable of $18,000, as pursuant to his employment agreement with Airborne Response.
(26)	For the year ended December 31, 2024, Mr. Todd earned pursuant to his employment agreement with Airborne Response an annual base salary of $225,000.
(27)	Bonuses were earned by the respective officers per their employment agreements. The bonus is a performance-based bonus tied to revenue.
(28)	Amounts in this column reflect the 50% vested portion of the aggregate grant date fair value, for 25,000 options to purchase common stock, for a fair value of $15,527, at an exercise price of $3.40 and an estimated term of 3.5 years, as computed in accordance with FASB ASC Topic 718.
(29)	Represents medical insurance payable of $18,000, as pursuant to his employment agreement with Airborne Response.

Narrative Disclosure to the Summary Compensation Table

Pravin Borkar. On June 7, 2022, our wholly owned subsidiary, Safe-Pro USA LLC (“SPUSA”), entered into a three-year employment agreement with Pravin Borkar, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the agreement Mr. Borkar will serve as SPUSA’s President and as our Chief Technology Officer and Director. Mr. Borkar will receive an annual base salary of $225,000 with participation in retirement and welfare benefits of up to $1,500 per month for medical premiums, effective upon the Company’s listing on a national market exchange, which occurred August 30, 2024. At the discretion of the Board of Directors, a portion of the base salary may be accrued and at the election of Mr. Borkar be paid in our common stock. Mr. Borkar shall be entitled to receive an annual cash bonus of an amount equal to up to 100% of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay Mr. Borkar, $120,000 annual base salary, retroactive to January 1, 2023, until such time that the Company is listed on a National Market Exchange, which occurred on August 30, 2024, increasing his salary to $225,000. On April 1, 2025, the parties mutually agreed to adjust the base salary to $120,000 annually.

Daniyel Erdberg. On August 29, 2022, pursuant to the Acquisition Agreement by and between us and Airborne Response Corp. (“Airborne”), we assumed the obligations of Airborne, which included a three-year employment agreement dated March 21, 2022, between Airborne and Daniyel Erdberg, which extends for successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the agreement, Mr. Erdberg served as Airborne’s Chief Executive Officer and received an annual base salary of $225,000 as well as participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of the base salary may be accrued and at the election of Mr. Erdberg and be paid in our common stock. The agreement provides for a performance bonus based upon certain customer contracts of 15% in 2022; 10% in 2023; and 5% in 2024 of the Contribution Margin provided by such contracts during the term of the agreement. “Contribution Margin” means net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. Additionally, Mr. Erdberg is entitled to receive an annual cash bonus of an amount equal to up to 100% of his then-current base salary if we meet or exceed criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with “good reason” (as defined within the agreement), Mr. Erdberg shall receive one year base salary.

On November 1, 2023, we entered into a five-year employment agreement with Mr. Erdberg, which extends automatically for successive one-year renewal terms unless either party gives 90-days’ advance notice of non-renewal. On August 30, 2024, upon listing on Nasdaq; (i) the term of this agreement was automatically amended to re-commence to a new one-year term and (ii) Mr. Erdberg’s agreement with Airborne was terminated.

Base Salary. During the first year of the term, we shall pay to Mr. Erdberg an annual salary of $360,000 (“Base Salary”). Thereafter, the Compensation Committee of the Board (the “Committee”) shall consider increases in Base Salary for subsequent years in connection with performance and a review of compensation provided at peer companies, which companies shall be subject to review on a continuing basis (the “Peer Group”), taking into account Company and individual performance objectives; provided, however, that Base Salary shall be increased as of each anniversary of the effective date of the agreement by a minimum of the greater of five percent or the annual increase in the Federal Consumer Price Index. Mr. Erdberg’s Base Salary shall not be decreased without Mr. Erdberg’s written consent. Notwithstanding the foregoing, the Base Salary was accrued on the books of the Company until August 30, 2024, at which time the Company was listed on Nasdaq. On August 30, 2024, the accrued and unpaid Base Salary of $298,065 was paid. Additionally, on August 30, 2024, Mr. Erdberg’s employment agreement with Airborne, was terminated by the mutual agreement of Mr. Erdberg and Airborne Response, with the accrued and unpaid salary of $70,673 was paid.

Additional Benefits. Pursuant to the agreement, Mr. Erdberg is entitled to certain other employee benefits and perquisites, including reimbursement of necessary and reasonable travel and participation in retirement and welfare benefits, and an auto allowance of $1,000 per month. If the Company does not provide health insurance or if Mr. Erdberg is covered under a different policy, the Company shall reimburse Mr. Erdberg up to $3,500 per month for health insurance coverage, which may be accrued at the option of the Board and which may be paid in shares of the Company’s common stock at the option of Mr. Erdberg.

Long-term incentive award. During the term of the agreement, Mr. Erdberg shall have an annual target long-term incentive award opportunity of 300% of one year’s Base Salary. The Committee will award Mr. Erdberg’s long-term incentive award based on an evaluation of performance and Peer Group compensation practices, taking into account Company and individual performance objectives. In its sole discretion, the Committee may award a long-term incentive award in excess of the target long-term incentive award opportunity. Notwithstanding the foregoing, the Committee may grant a special long-term incentive award at any time. Long-term incentive awards not granted under the 2022 Safe Pro Group Equity Incentive Plan (collectively with any successor plan thereto, the “Equity Incentive Plan”) shall be deemed “earned” if Executive is employed on the last day of the applicable performance period and shall be paid no later than March 15th of the year immediately following the year in which the applicable performance period expired. Awards granted under the Equity incentive Plan shall be subject to the terms and conditions of such plan and the award agreement.

Annual Target Cash Bonus Opportunity. During the term of the agreement, Mr. Erdberg shall have an annual target cash bonus opportunity of 100% of one year’s Base Salary with a minimum guaranteed annual cash bonus of 25% of one year’s Base Salary. The Committee shall award Mr. Erdberg’s annual cash bonus based on an evaluation of performance and Peer Group compensation practices, taking into account Company and individual performance objectives. In its sole discretion, the Committee may award an annual cash bonus in excess of the annual cash bonus opportunity. Notwithstanding the foregoing, the Committee may grant a special bonus at any time. Annual cash bonuses shall be deemed “earned” if Mr. Erdberg is employed on the last day of the year to which the bonus relates and shall be paid no later than March 15th of the year immediately following the year to which the annual bonus relates.

Adjusted EBITDA Milestone Equity Award. In addition to the bonus awards set forth above, Mr. Erdberg shall be entitled to the bonus awards as follows: for each calendar year during the term of the agreement, in which the Company achieves the adjusted EBITDA. For the purposes hereof “Adjusted EBITDA” shall mean earnings before payment of interest, taxes, depreciation or amortization and shall not include unrealized gains or losses, non-cash expenses, gains or losses on foreign exchange, goodwill impairments, non-operating income, and share-based compensation. See table below.

Market Cap Milestone Performance Award. Upon the Company meeting the Market Cap Milestones listed below and maintaining such market cap for a period of 22 consecutive trading days, Mr. Erdberg will be awarded that number of shares set forth in the table below and shall be based upon the value of all shares issued and outstanding during the period as used in the Basic earnings per share calculation.

Adjusted EBITDA Milestone	Bonus Awards Shares	Market Cap Milestones	Bonus Awards Shares
$500,000	100,000	$30,000,000	200,000
$1,000,000	200,000	$40,000,000	200,000
$2,000,000	225,000	$60,000,000	200,000
$4,000,000	237,500	$80,000,000	200,000
$5,000,000	237,500

On February 27, 2025, the Company maintained a market capitalization of more than $30,000,000 and more than $40,000,000 for at least 22 consecutive trading days. The Company issued 400,000 restricted common shares, at $3.88 per share as reflected of the market close on date of issuance, representing fair value of $1,552,000. Additionally on December 11, 2025, Mr. Erdberg met additional milestones as the Company has maintained a market capitalization of more than $60,000,000, more than $80,000,000 and more than $100,000,000 for at least 22 consecutive trading days, resulting in a restricted stock award of 600,000 shares of common stock, 200,000 restricted stock awards for each milestone. Mr. Erdberg’s agreed to accept options in lieu of shares. The Company granted Mr. Erdberg options to purchase 1,000,000 shares of common stock at an exercise price equaled the closing price for the Company’s common stock as reported by Nasdaq on the date of the option grant, $4.15. The aggregate fair value of the award was $1,644,917, which vest immediately upon grant date with an estimated term of 2.5 years, as computed in accordance with FASB ASC Topic 718.

National Security Exchange Registration Equity Award. On August 30, 2024, Mr. Erdberg was entitled to an award of 450,000 shares of common stock, to coincide with its listing upon a national market exchange. Mr. Erdberg elected to transfer 180,000 shares of his award to certain employees in recognition to their service, with the remaining 270,000 issued to Mr. Erdberg.

Significant Transaction Bonus. Upon the Company closing a Significant Transaction, as defined below, Mr. Erdberg shall be granted that number of shares of common stock or a new series of preferred shares of the Company that is convertible into common stock of the Company equal to 5% of the of the value of all of the consideration, including any stock, cash or debt, of such completed transaction. Mr. Erdberg can earn this grant of stock for each Significant Transaction closed by the Company during the Term of this Agreement. “Significant Transaction” shall mean the Company closing a financing for at least $500,000, not including the Company’s initial public offering, or the closing of an acquisition with a valuation (determined by the value of the consideration paid by the Company) of not less than $1,000,000. On May 25, 2025 the Company closed a Significant Transaction, of gross proceeds of $1,000,000 and on August 21, 2025 when the Company received gross proceeds of $8,000,000, entitling Erdberg to an aggregate value of $450,000 in restricted common stock of the Company. Mr. Erdberg asked that in lieu of restricted stock he be awarded the cash value of the shares. Based upon a calculation of the present value of the Shares after applying an illiquidity discount, it has been determined that the fair cash value of the share award is $382,500 and that the Company shall pay to Erdberg $382,500 in cash in lieu of the issuance of shares and (ii) on October 22, 2025, upon closing of a significant transaction for gross proceeds of $14,000,000, Mr. Erdberg was eligible to receive a stock award of 5% of the consideration or $700,000. The present value adjustment was not used here, as his agreement calls for the Company to withhold an amount of shares equal to his tax liability, whereby the Company would then pay such liabilities. The resulting cash payment would have been burdensome to the Company. Mr. Erdberg requested to be paid in cash as follows; $550,000 to himself, $75,000 to Ms. Carlise, CFO and $75,000 to Mr. Leinwand, in-house counsel, for their efforts in effectuating the private placement. The Board of Directors and the Compensation Committee approved the request for the same date.

As of December 31, 2023, in connection with Mr. Erdberg’s employment agreement, the Company accrued wages and other benefits due to Mr. Erdberg of $69,000, of which $60,000 is included in accrued compensation and $9,000 is included in accrued expenses on the Company’s consolidated balance sheet.

Christopher Todd. Pursuant to the Acquisition agreement dated August 29, 2022, the Company assumed the obligation of an additional three-year employment agreement, dated March 21, 2022 with Christopher Todd, that extends for a successive one-year renewal terms unless either party gives 30-days’ advance notice of non-renewal. Under the agreement, Mr. Todd serves as Airborne’s Chief Operating Officer and receives an annual base salary of $225,000 and participation in retirement and welfare benefits. At the discretion of the Board of Directors, a portion of his base salary may be accrued and at the election of Mr. Todd and be paid in common stock of the Company. The agreement provides for a performance bonus based upon certain customer contracts of 15% in 2022; 20% in 2022; 15% in 2023; and 10% in 2024 of the Contribution Margin provided by such contracts during the term of this Agreement. “Contribution Margin” shall mean net revenue from sales (gross revenue net of refunds or charge backs), less expenses related to the provision of services or equipment under the contract. Additionally, Mr. Todd is entitled to receive an annual cash bonus in an amount equal to up to 100% of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors. In the event of termination “without cause” or resignation with ‘good reason” (as defined within the Agreement), Mr. Todd shall receive one year base salary.

Theresa Carlise. On June 22, 2023, the Company entered into a one-year employment agreement that extends for an additional one-year renewal term unless either party gives 30-days’ advance notice of non-renewal, with Theresa Carlise. On August 30, 2024, upon listing on Nasdaq or other National Market System exchange, the term of the agreement was automatically amended and re-commence a new one-year term, from the listing date thereof. Ms. Carlise agreed to serve as Chief Financial Officer and receive 30,000 fully vested restricted shares of the Company and an annual base salary of $90,000, which shall accrue for the first six months at $5,000 per month and for the second six months shall be paid $10,000 per month, payable in semimonthly payments according to the Company’s payroll schedule. On August 30, 2024, the date of which the Company was listed on Nasdaq, Ms. Carlise accrued salary of $108,561 was paid, she received an equity award of 30,000 restricted shares of the Company’s stock, a cash bonus of $25,000, an annual base salary of $180,000, an auto allowance of $600 per month and medical insurance payable of $1,500 per month. On August 22, 2025, the Company awarded Ms. Carlise a stock award for 40,000 restricted common shares, valued at the market close on date of issuance, $5.69 per share. A performance-based bonus was awarded on August 28, 2025 of $10,000 and on October 30, 2025, an additional bonus of $75,000 was transferred from Mr. Erdberg’s award to Ms. Carlise.

On November 1, 2023, the Company entered into an amendment, (“Amendment No. 1”) to the employment agreement increasing the annual base salary to $120,000, accrued for the first six months at $10,000 per month and payable upon such time the Company has raised $750,000 or is effective on a national market system exchange. All other terms remain the same as in the original agreement. As of December 31, 2023, in connection with this agreement, the Company accrued wages due to Executive of $73,904, which is included in accrued compensation on the Company’s consolidated balance sheet.

On March 27, 2024, the Compensation Committee of the Company’s Board of Directors approved Amendment No. 2, increasing the term of the agreement to two years from one year with an annual base salary of $150,000. The first six months is accrued and payable upon such time the Company has raised $750,000 or is effective on a national market system exchange. Upon the second six months, salary shall be paid at 10,000 per month, payable in semimonthly payments according to the Company’s payroll schedule and the remaining $2,500 a month, accrued until such time the Company has raised $750,000 or is effective on a national market system exchange. Commencing upon effectiveness of the Company’s securities trading on a National Market Exchange, which occurred upon the closing of the Company’s initial public offering, Ms. Carlise agreement will re-commence to a three-year agreement with automatic renewals of three successive one-year terms. All other terms remain the same.

On April 12, 2024, the Compensation and Nominating Committees of the Company’s Board of Directors and the Board of Directors approved the Amended and Restated Employment Agreement (“A&R Agreement’) for Theresa Carlise. The Nominating Committee appointed Ms. Carlise as Assistant Secretary, in addition to her current positions as Chief Financial Officer and Treasurer. The Compensation Committee approved the following: (i) the benefits provided within the Agreement, upon the listing on a National Market Exchange, which shall be deemed to have occurred August 30, 2024, were accrued from the effective date of June 22, 2023 forward, to include $600 monthly auto allowance and insurance premiums of $1,500 month, (ii) four weeks of PTO, of which unused portion will accrue into the following year, (iii) annual minimum increases to Base Salary between 10-20%, to be determined by the Compensation Committee and (iii) adjustment to the language in Other Tax Matters, Section 409A.

Equity Awards

The following table sets forth certain information concerning our outstanding equity awards for our named executive officers at December 31, 2025.

Outstanding Equity Awards At Fiscal Year-End

		Option Awards
Name	Grant Date of Equity Award	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexerciseable	Option Exercise Price ($)	Option Expiration Date
Daniyel Erdberg	12/11/2025	1,000,000	-	4.15	12/11/2030
Theresa Carlise	12/19/2024	50,000	-	3.40	12/19/2029
Pravin Borkar	-	-	-	-	-
Christopher Todd	12/19/2024	25,000	-	3.40	12/19/2029

Recoupment Policy

We adopted the Safe Pro Group, Inc. Dodd-Frank Restatement Recoupment Policy. In the event that we are required to prepare a financial restatement, the Committee will recoup all erroneously awarded incentive-based compensation calculated on a pre-tax basis received after October 2, 2023, by a person (i) after beginning service as an executive officer, (ii) who served as an executive officer at any time during the performance period for that incentive-based compensation, and (iii) during the three completed fiscal years immediately preceding the date that the Company is required to prepare a restatement, and any transition period (that results from a change in the Company’s fiscal year) of less than nine months within or immediately following those three completed fiscal years. “Clawback” or recoupment policy in our executive compensation program contributes to creating and maintaining a culture that emphasizes integrity and accountability and reinforces the performance-based principles underlying our executive compensation program.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

DIRECTOR COMPENSATION

General

The following discussion describes the significant elements of the expected compensation program for members of the board of directors and its committees. Directors who are also executive officers (each, an “Excluded Director”) will not be entitled to receive any compensation for his or her service as a director, committee member or Chair of our board of directors or of any committee of our board of directors.

Director Compensation

Our non-employee director compensation program is designed to attract and retain qualified individuals to serve on our board of directors. Our board of directors, on the recommendation of our compensation committee, will be responsible for reviewing and approving any changes to the directors’ compensation arrangements. In consideration for serving on our board of directors, each director (other than Excluded Directors) will be paid an annual retainer. All directors will be reimbursed for the reasonable out-of-pocket expenses incurred while serving as directors.

Prior to January 2024, we did not have any non-employee directors. Concurrently with the appointment of non-employee directors in January 2024, our board of directors approved the following new compensation program for the non-employee members of our board of directors.

Cash Compensation. Under such a program, we will pay each non-employee director a cash fee, payable quarterly, of $48,000 per year for service on our board of directors.

Committee Fees. If a non-employee director is designated to participate on a committee of our board of directors as either a chairperson or non-chairperson member, such director will be entitled to compensation in addition to the quarterly cash fee. As of December 31, 2025 and 2024, there were no additional quarterly cash fees for committee chairs.

Equity Awards. Each non-employee director will receive a one-time initial restricted stock award of 50,000 shares of our common stock. Each non-employee director shall also be eligible to receive grants of stock options, each in an amount designated by the Compensation Committee of our board of directors, from any equity compensation plan approved by the Compensation Committee of our Board.

In addition to such compensation, we will reimburse each non-employee director for all pre-approved expenses within 30 days of receiving satisfactory written documentation setting out the expense actually incurred by such director. These include reasonable transportation and lodging costs incurred for attendance at any meeting of our Board of Directors.

The following table sets forth the total compensation earned by our non-employee directors in 2025 (other than Excluded Directors):

Name	Year	Fees earned or paid in cash ($)	Stock awards ($) (1)	Total ($)
Arthur T. Dean	2025	48,000	142,250	190,250
John E. Miller	2025	48,000	142,250	190,250
Lee Van Arsdale	2025	48,000	142,250	190,250

(1) Represents the full grant date fair value calculated by the market close per share on date of grant or $5.69 for 25,000 fully vested restricted stock award, our board approved and granted to each non-employee director,

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 17, 2026, regarding beneficial ownership of our common stock by:

●	each of our directors;

●	each of our named executive officers;

●	all directors and officers as a group; and

●	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our shares of common stock.

Beneficial ownership is determined according to the rules of the SEC, and generally means that person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security and includes options that are currently exercisable or exercisable within 60 days. Each director or officer, as the case may be, has furnished us with information with respect to beneficial ownership. Except as otherwise indicated, we believe that the beneficial owners of common stock listed below, based on the information each of them has given to us, have sole investment and voting power with respect to their shares, except where community property laws may apply. Except as otherwise noted below, the address for each person or entity listed in the table is c/o Safe Pro Group Inc., 18305 Biscayne Blvd. Suite 222 Aventura, Florida 33160.

Name and address of beneficial owner	Shares beneficially owned		Percentage of Class (1)

Daniyel Erdberg	6,526,058	(2)	29.8%
Theresa Carlise	450,758	(3)	2.1%
Jarret Mathews	50,000	(4)	*
Pravin Borkar	1,500,000	(5)	7.2%
Christopher Todd	745,000	(6)	3.6%
Jonathan Leinwand	784,500	(7)	3.7%
Arthur T. Dean	75,000		*
John E. Miller	75,000		*
Lee Van Arsdale	72,812		*

Directors and Officers as a group 9 persons)	10,279,128		47.7%

Five Percent Shareholders

Citadel Advisors LLC (7)	1,200,029		5.7%

* Less than 1%.

(1) Based on 20,922,086 shares of common stock outstanding as of April 17, 2025.

(2) Includes 4,878,058 shares of common stock, 470,000 shares of common stock held in the name of DL2 Capital LLC, of which Mr. Erdberg is the beneficial owner and 178,000 shares of common stock held in the name of Erdberg Foundation Inc., of which Mr. Erdberg is the beneficial owner and 1,000,000 options exercisable within 60 days to purchase common stock at a weighted exercise price of $4.15.

(3) Includes 300,758 shares of common stock and 150,000 options exercisable within 60 days, to purchase common shares at a weighted exercise price of $3.80.

(4) Includes 20,000 shares of common stock held in the name of Mr. Mathews and 30,000 shares of common in the name of Phase Zero Consulting LLC, which Mr. Mathews is principal.

(5) Includes 750,000 shares of common stock held by American Protection Works, Inc. of which Mr. Borkar and his spouse are deemed to be the beneficial owners and 750,000 shares of common stock held in the name of Mr. Borkar.

(6) Includes 720,000 shares of common stock held by Christopher Todd Inc., of which Mr. Todd is the beneficial owner and 25,000 options exercisable within 60 days, to purchase common shares at an exercise price of $3.40, held by Mr. Todd.

(7) Includes 639,500 shares of common stock and 145,000 options exercisable within 60 days, to purchase common shares at a weighted average exercise price of $3.81.

(8) Based solely on a Schedule 13G filed with the SEC on February 17, 2026 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively, the “Reporting Persons”), with respect to the common stock owned by Citadel CEMF Investments Ltd., a Cayman Islands company (“CCIL”), and Citadel Securities. Citadel Advisors is the portfolio manager for CCIL. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Citadel Advisors, CAH and CGP each reported shared voting and shared dispositive power over 1,200,000 shares of common stock. Citadel Securities, CALC4 and CSGP each reported shared voting and shared dispositive power over 29 shares of common stock. Mr. Griffin reported shared voting and shared dispositive power over 1,200,029 shares of common stock. The address of each of the Reporting Persons is 830 Brickell Plaza, Miami, Florida 33131.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans at December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,263,752	$4.86	4,357,500
Equity compensation plans not approved by security holders (2)	12,500	$4.07	-

(1) Represents shares of common stock issuable upon exercise of outstanding stock options under our 2022 and 2025 Stock Plans.

(2) Consists of warrants issued to consultants for services.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Acquisition Related - Due to Related Party

Safe-Pro USA LLC

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

Airborne Response Corp.

On August 29, 2022, the Company acquired 100% of Airborne Response Corp. Daniyel Erdberg, our CEO, was the owner of 35.9% of the shares of Airborne Response at the time of the acquisition. Mr. Erdberg received 1,175,000 shares of the Company’s Series B Preferred Stock as payment for his ownership interest in Airborne Response representing approximately 35.9% of the Series B Preferred Stock issued as part of the transaction. Series B Preferred Stock is not convertible until completion of the Company’s initial public offering.

Related Party Payable for Services

During the years ended December 31, 2025 and 2024, the Company incurred production supplies and services from a company owned by the spouse of Mr. Borkar, American Protection Works, in the amount of $9,287 and $18,765, respectively, which is included in cost of sales on the accompanying consolidated statements of operations.

Related Party Accrued Compensation and Expenses

On August 26, 2023, pursuant to the Fourth Amendment to the Exchange Agreement, related to the acquisition of Safe-Pro USA, the Company agreed to pay the spouse of Mr. Borkar, Anjali Borkar, $120,000 annual base salary, retroactive to January 1, 2023 and until such time that the Company is listed on a National Market Exchange, which occurred upon the closing of the Company’s initial public offering. Upon listing on a National Market Exchange Mrs. Borkar is to serve as Vice President of Operations, pursuant to an Employment agreement, dated June 7, 2022. The agreement has a three-year term, that extends for five additional terms of one-year each, unless either party gives 30-days’ advance notice of non-renewal. Under the Agreement Mrs. Borkar will receive an annual base salary of $120,000 and shall be entitled to receive an annual cash bonus in an amount equal to up to 100% of her then-current Base Salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board of Directors.

For the year ended December 31, 2025, the Company recorded related party accrued wages of $3,956 for Mr. Borkar, the President of Safe-Pro USA and an additional $3,956 accrued wages as recorded in accrued expenses for his spouse, who is also employed by the Company as Vice President of Safe-Pro USA. For the year ended December 31, 2024, the Company recorded related party accrued wages of $39,105 for Mr. Borkar, the President of Safe-Pro USA and an additional $39,107 accrued wages as recorded in accrued expenses for his spouse, who is also employed by the Company as Vice President of Safe-Pro USA. For the years ended December 31, 2025 and 2024, total wages for the spouse of the President of Safe-Pro USA were $120,000 and $159,107, respectively.

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

Total related party payments payable as described above, as of December 31, 2025 and 2024, are $52,337 and $421,623, respectively, which has been recorded as accrued expense, accrued compensation and due to related party. Total waivers of accrued compensation as described above, as of December 31, 2025 and 2024, are $113,077 and $0, respectively.

Procedures for Approval of Related Party Transactions

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or

●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our Audit Committee is responsible for reviewing and approving in advance any related party transaction.

Director Independence

The rules of the Nasdaq Stock Market, or the Nasdaq Rules, require a majority of a listed company’s board of directors to be composed of independent directors. In addition, the Nasdaq Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent. Under the Nasdaq Rules, a director will only qualify as an independent director if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq Rules also require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In considering the independence of compensation committee members, the Nasdaq Rules require that our board of directors must consider additional factors relevant to the duties of a compensation committee member, including the source of any compensation we pay to the director and any affiliations with our company.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Erdberg and Mr. Borkar, are independent as defined under the Nasdaq Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal accountant fees and services for the fiscal years ended December 31, 2025 and 2024, were as follows:

	2025	2024
Audit Fees	$175,000	$129,590
Audit-related fees	-	-
Tax fees	-	-
All other fees	98,250	84,630
TOTAL	$273,250	$214,220

On September 30, 2024, Salberg & Company, P.A. was dismissed as the Company’s independent registered public accounting firm and RBSM LLP was appointed as the Company’s new independent registered public accounting firm.

Audit Fees

Audit fees represent the aggregate fees billed for professional services rendered by our independent accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports, review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning for such years.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence.

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

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Safe Pro Group, Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1 file no 333-280599)
3.2	Amended and Restated Bylaws of Safe Pro Group Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1 file no 333-280599)
3.3	Certificate of Amendment of Certificate of Incorporation of Safe Pro Group, Inc. (incorporated by reference to Exhibit 3.3 of the Form S-1 file no 333-280599)
3.4	Certificate of Designations of Rights and Preferences of the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Form 8-K filed May 9, 2025)
4.1	Form of Representative Warrant. (incorporated by reference to Exhibit 4.1 of the Form S-1 file no 333-280599)
4.2 *	Description of Registrant’s Securities
4.3	Form of Warrant issued in May 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed May 9, 2025)
4.4	Form of Warrant issued in August 2025 offering (incorporated by reference to Exhibit 4.1 of the Form 8-K filed August 22, 2025)
10.1+	Safe Pro Group Inc. 2022 Equity Plan (incorporated by reference to Exhibit 10.1 of the Form S-1 file no 333-280599)
10.2+	Employment Agreement between Airborne Response Corp. and Daniyel Erdberg, dated March 21, 2022 (incorporated by reference to Exhibit 10.2 of the Form S-1 file no 333-280599)
10.3+	Employment Agreement between Airborne Response Corp. and Christopher Todd, dated March 21, 2022 (incorporated by reference to Exhibit 10.3 of the Form S-1 file no 333-280599)
10.4+	Employment Agreement between Safe-Pro USA LLC and Pravin Borkar, dated June 7, 2022 (incorporated by reference to Exhibit 10.4 of the Form S-1 file no 333-280599)
10.5+	Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated June 22, 2023 (incorporated by reference to Exhibit 10.5 of the Form S-1 file no 333-280599)
10.6+	Employment Agreement between Safe Pro Group Inc. and Daniyel Erdberg dated November 1, 2023 (incorporated by reference to Exhibit 10.6 of the Form S-1 file no 333-280599)
10.7+	Amendment No. 1 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated November 1, 2023 (incorporated by reference to Exhibit 10.7 of the Form S-1 file no 333-280599)
10.8+	Amendment No. 2 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated March 27, 2024 (incorporated by reference to Exhibit 10.8 of the Form S-1 file no 333-280599)
10.9+	Amended and Restated Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated April 12, 2024 (incorporated by reference to Exhibit 10.9 of the Form S-1 file no 333-280599)
10.10	Share Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated June 7, 2022 (incorporated by reference to Exhibit 10.10 of the Form S-1 file no 333-280599)
10.11	First Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated October 27, 2022 (incorporated by reference to Exhibit 10.11 of the Form S-1 file no 333-280599)
10.12	Second Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated May 12, 2023 (incorporated by reference to Exhibit 10.12 of the Form S-1 file no 333-280599)
10.13	Third Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated August 15, 2023 (incorporated by reference to Exhibit 10.13 of the Form S-1 file no 333-280599)

10.14	Fourth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated August 26, 2023 (incorporated by reference to Exhibit 10.14 of the Form S-1 file no 333-280599)
10.15	Fifth Amendment to Exchange Agreement between Safe Pro Group Inc. and Safe-Pro USA, LLC dated April 11, 2024 (incorporated by reference to Exhibit 10.15 of the Form S-1 file no 333-280599)
10.16	Acquisition Agreement between Safe Pro Group Inc. and Airborne Response Corp. dated September 14, 2022 (incorporated by reference to Exhibit 10.16 of the Form S-1 file no 333-280599)
10.17	Amendment to Acquisition Agreement between Safe Pro Group Inc. and Airborne Response Corp. dated September 14, 2022 (incorporated by reference to Exhibit 10.17 of the Form S-1 file no 333-280599)
10.18	Shares Exchange Agreement between Safe Pro Group Inc. and Demining Development, LLC dated March 9, 2023 (incorporated by reference to Exhibit 10.18 of the Form S-1 file no 333-280599)
10.19	Purchase Contract No. 4600026817 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.19 of the Form S-1 file no 333-280599)
10.20	Purchase Contract No. 4600026818 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.20 of the Form S-1 file no 333-280599)
10.21	Purchase Contract No. 4600026819 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.21 of the Form S-1 file no 333-280599)
10.22	Purchase Contract No. 4600026830 between Airborne Response LLC and Florida Power & Light dated August 23, 2023 (incorporated by reference to Exhibit 10.22 of the Form S-1 file no 333-280599)
10.23	Purchase Contract No. 4600027407 between Airborne Response LLC and Florida Power & Light dated March 25, 2024 (incorporated by reference to Exhibit 10.23 of the Form S-1 file no 333-280599)
10.24	Safe Pro Group Inc. 2025 Stock Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 30, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Form 10-K filed March 31, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of RBSM
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Recoupment Policy (incorporated by reference to Exhibit 97.1 of the Form 10-K filed March 31, 2025)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Document
101.DEF	Inline XBRL Taxonomy Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFE PRO GROUP, INC.

Date: April 30, 2026	By:	/s/ Daniyel Erdberg
	Name:	Daniyel Erdberg
	Title:	Chairman of the Board and Chief Executive
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Theresa Carlise
	Name:	Theresa Carlise
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniyel Erdberg	Director and Chief Executive Officer (Principal Executive Officer)	April 30, 2026
Daniyel Erdberg

/s/ Theresa Carlise	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026
Theresa Carlise

/s/ Pravin Borkar	Chief Technical Officer and Director	April 30 2026
Pravin Borkar

/s/ Arthur T. Dean	Director	April 30, 2026
Arthur T. Dean

/s/ John E. Miller	Director	April 30, 2026
John E. Miller

/s/ Lee Van Arsdale	Director	April 30, 2026
Lee Van Arsdale

