Form 10-Q
period 2026-03-31
Safe Pro Group Inc.
filed 2026-05-15
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had outstanding 20,618,817 shares of common stock.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,802,060	$16,793,088
Accounts receivable and other receivables, net	61,723	100,028
Inventory	453,815	615,024
Prepaid expenses and other current assets	249,208	420,306

Total current assets	15,566,806	17,928,446

OTHER ASSETS:
Property and equipment, net	307,757	283,087
Right of use assets, net	39,568	59,010
Intangible assets, net	812,669	834,461
Security deposits	9,800	9,800

Total other assets	1,169,794	1,186,358

TOTAL ASSETS	$16,736,600	$19,114,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$463,647	$461,306
Accrued expenses	207,110	278,119
Due to related parties	437,090	437,362
Contract liabilities	28,230	18,897
Lease liabilities, current portion	36,554	55,160

Total current liabilities	1,172,631	1,250,844

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	-	947

Total long-term liabilities	146,000	146,947

Total liabilities	1,318,631	1,397,791

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Series B preferred stock; 3,275,000 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Series C preferred stock; 2,000 shares designated, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock; $0.0001 par value, 200,000,000 shares authorized, 20,889,586 shares issued and 20,586,317 outstanding at March 31, 2026, and 20,899,270 shares issued and 20,736,816 outstanding at December 31, 2025	2,089	2,090
Treasury Stock; at cost, 303,269 and 162,454 shares of common stock at March 31, 2026 and December 31, 2025, respectively	(1,407,113)	(676,034)
Additional paid-in capital	48,190,008	46,964,487
Accumulated deficit	(31,367,015)	(28,573,530)

Total stockholders’ equity	15,417,969	17,717,013

Total liabilities and stockholders’ equity	$16,736,600	$19,114,804

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2026	2025

REVENUES:
Product sales	$1,151,023	$140,600
Services	69,106	44,202

Total Revenues	1,220,129	184,802

COST OF REVENUES:
Product sales	337,082	92,316
Services	29,686	12,256
Depreciation Expense	22,932	18,664

Total Cost of Revenues	389,700	123,236

GROSS PROFIT	830,429	61,566

OPERATING EXPENSES:
Salary, wages and payroll taxes	1,650,663	2,024,543
Research and development	360,397	-
Professional fees	922,257	1,602,148
Selling, general and administrative expenses	758,610	355,863
Depreciation and amortization	55,891	84,702

Total Operating Expenses	3,747,818	4,067,256

LOSS FROM OPERATIONS	(2,917,389)	(4,005,690)

OTHER INCOME (EXPENSES):
Other income	-	29,615
Interest income	126,900	12,703
Interest expense	(2,996)	(1,645)

Total Other Income (Expenses), net	123,904	40,673

NET LOSS	$(2,793,485)	$(3,965,017)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,634,454	14,747,185

See accompanying notes to the unaudited condensed consolidated financial statements

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2024	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$(14,250,751)	$3,874,425

Stock based compensation	-	-	-	-	637,500	64	2,669,273	-	2,669,337

Contributed capital							64,615	-	64,615

Net loss	-	-	-	-	-	-	-	(3,965,017)	(3,965,017)

Balance, March 31, 2025	-	$-	-	$-	15,172,185	$1,517	20,857,611	$(18,215,768)	$2,643,360

For the Three Months Ended March 31, 2026

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional			Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Treasury Stock	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2025	-	-	-	-	-	-	20,736,816	2,090	46,964,487	(676,034)	(28,573,530)	17,717,013

Stock based compensation	-	-	-	-	-	-	57,500	6	1,225,514	-	-	1,225,520

Return of common shares	-	-	-	-	-	-	(67,184)	(7)	7	-	-	-

Purchase of Treasury Stock in connection with Stock Repurchase program	-	-	-	-	-	-	(140,815)	-	-	(731,079)	-	(731,079)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,793,485)	(2,793,485)

Balance, March 31, 2026	-	$-	-	-	-	-	20,586,317	2,089	48,190,008	(1,407,113)	(31,367,015)	15,417,969

See accompanying unaudited notes to the condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2026		2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(2,793,485)	$(3,965,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		78,822	103,366
Stock-based compensation and professional fees		1,225,520	2,669,337
Change in operating assets and liabilities:
Accounts receivable		38,305	107,901
Inventory		161,209	28,344
Prepaid expenses and other assets		171,098	69,731
Accounts payable		2,341	106,247
Accrued expenses		(71,009)	(4,601)
Contract liabilities		9,333	(57,026)
Lease liability		(111)	(33)

NET CASH USED IN OPERATING ACTIVITIES		(1,177,977)	(941,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(48,200)	(18,247)
Investment in internal-use software		(33,500)	(105,112)

NET CASH USED IN INVESTING ACTIVITIES		(81,700)	(123,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock in connection with Stock Purchase Program		(731,079)	-
Proceeds from related party advances		5,934	15,816
Repayment of due to related party		(6,206)	(9,206)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(731,351)	6,610

NET DECREASE IN CASH		(1,991,028)	(1,058,500)

CASH, beginning of period		16,793,088	1,970,719

CASH, end of period		$14,802,060	$912,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest		$2,996	$1,645
Income taxes	$		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed services		$-	$64,615

See accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

As of March 31, 2026, the Company conducts its operations through several wholly owned subsidiaries.

On June 7, 2022, pursuant to a Share Exchange Agreement, the Company acquired 100% of the issued and outstanding member interests of Safe-Pro USA LLC, a Florida limited liability company engaged in the manufacture and sale of ballistic and explosive ordnance disposal protection equipment.

On August 29, 2022, the Company acquired 100% of the issued and outstanding shares of Airborne Response Corp., a Florida corporation that provides mission-critical aerial intelligence and drone-based services.

On March 9, 2023, the Company acquired 100% of the member interests of Safe Pro AI LLC, a New York limited liability company that owns certain software technologies for automated aerial and ground-based imagery processing; this transaction was accounted for as an asset acquisition in accordance with ASC 805 and no goodwill was recorded.

On December 23, 2025, the Company formed SPAI Ventures LLC, a Florida limited liability company. As of March 31, 2026, SPAI Ventures LLC had no operations, assets, or liabilities.

Liquidity and going concern uncertainties

As reflected in the accompanying unaudited condensed consolidated financial statements; the Company generated a net loss of $2,793,485 and used cash in operations of $1,177,977, during the three months ended March 31, 2026, and has an accumulated deficit of $31,367,015 on March 31, 2026. As of March 31, 2026, the Company had a cash balance of $14,802,060 and working capital of $14,394,175.

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

On May 9, 2025, the Company sold: (i) 1,050 shares of Series C convertible preferred stock (the “Preferred Stock”) a price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $1.05 million, and (ii) three-year warrants to purchase the number of shares of Company’s common stock equal to the number of Conversion Shares (defined below) underlying the Preferred Stock on the date of issuance at an exercise price of $2.93 per share (the “May Warrants”). Each share of Preferred Stock had a stated value (the “Stated Value”) of $1,100 per share. Each holder of Preferred Stock was able to convert all, or any part, of the Stated Value of the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares”)at an initial fixed “Conversion Price” of $2.25, which was subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. As of the date of this report, all shares of Preferred Stock have been converted into Company common stock.

The aggregate gross proceeds of $22,000,000 pursuant to the August 21, 2025 and October 21, 2025 private placements of $8,000,000 and $14,000,000, respectively, serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash to meet its obligations for a minimum of twelve months from the date of this filing.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

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

Certain information and note disclosure normally included in consolidated financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2025 and 2024 of the Company which is included in Form 10-K, as filed on March 31, 2026.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2026 and 2025, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of March 31, 2026 and December 31, 2025, the Company had no cash in bank in excess of FDIC insured levels.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

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

Safe Pro AI

Safe Pro AI sales are comprised of Safe Pro Object Threat Detection (SPOTD) technology ecosystem, SpotlightAI™, OnSight and SPOTD NODE (Navigation, Observation & Detection Engine) product sales and subscriptions and licenses to its customers for the use of its software under a software-as-a-service subscription model (“SaaS”), which allows for the rapid, automated processing of aerial and ground-based imagery uploaded by customers, making it an ideal solution for a number of applications including defense, demining, in law enforcement and border security. Safe Pro AI’s, SaaS offerings are sold under a license or prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under this model, customers are charged an upfront fee based upon the number of gigapixels of aerial images uploaded into the system for processing. For customer convenience, Safe Pro AI will initially charge data processing fees on a per hectare basis (1 hectare = 1,000 square meters). Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until all revenue recognition criteria are satisfied. As of March 31, 2026 and December 31, 2025, customer advanced payments amounted to $28,230 and $18,897, respectively, which are included in contract liabilities on the accompanying consolidated balance sheets.

Advertising costs

All costs related to advertising the Company’s services and products are expensed in the period incurred. For the three months ended March 31, 2026 and 2025, advertising costs charged to operations were $11,475 and $61,876, respectively, are included in general and administrative expenses on the accompanying consolidated statements of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the three months ended March 31, 2026 and 2025, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31,
	2026	2025
Stock warrants	2,135,688	125,531
Stock options	2,490,427	236,250
Total	4,626,115	361,781

The Company has 3,000,000 Series A Preferred authorized, 3,275,000 Series B Preferred authorized, and 2,000 Series C Preferred shares authorized. During the three months ended March 31, 2026 and 2025, the Company had no Series A Preferred, no Series B Preferred, and no Series C Preferred shares issued and outstanding (See Note 7).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2026 and 2025, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Recent accounting pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and application may be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03, which requires enhanced disaggregation of income statement expenses in the financial statement footnotes. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements but anticipates additional disclosures beginning in the period of adoption. We are currently evaluating the potential effect that ASU 2024-03 will have on our consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2024-04 effective January 1, 2026 and the adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures, as the Company does not have convertible debt instruments subject to the guidance.

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

NOTE 2 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On March 31, 2026 and December 31, 2025, accounts receivable consisted of the following:

	March 31, 2026	December 31, 2025
Accounts receivable	$61,723	$100,028
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$61,723	$100,028

For the three months ended March 31, 2026 and 2025, the Company recognized $22,400 and $0 bad debt expense related to accounts receivable.

Performance bond receivable

On March 31, 2026 and December 31, 2025, other receivables consisted solely of performance bond receivables as follows:

	March 31, 2026	December 31, 2025
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by a former customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of March 31, 2026 and December 31, 2025, there were no performance bonds receivable and outstanding.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

NOTE 3 – INVENTORY

On March 31, 2026 and December 31, 2025, inventories consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials	$311,104	$290,873
Work in process	124,531	305,971
Finished goods	18,180	18,180
Less reserve for obsolete inventory	-	-
Total	$453,815	$615,024

NOTE 4 – PROPERTY AND EQUIPMENT

On March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	197,680	152,310
Software library	10,000	10,000
Furniture, fixtures and office equipment	22,081	19,250
	569,770	521,569
Less accumulated depreciation	(262,013)	(238,482)
Total	$307,757	$283,087

For the three months ended March 31, 2026, depreciation expense amounted to $23,531. For the three months ended March 31, 2025, depreciation expense amounted to $19,026.

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

During the three months ended March 31, 2026, the Company capitalized $33,500 of its direct costs. For the three months ended March 31, 2026, the Company has $812,669 of finite lived intangible assets, net.

As of March 31, 2026, intangible assets subject to amortization consisted of the following:

	March 31, 2026
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(388,000)	$-
Contractual employment agreements	3	310,000	(310,000)	-
Acquired capitalized internal-use software development costs	3	1,114,258	(331,589)	812,669
		$1,842,258	(1,029,589)	812,669

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

For the three months ended March 31, 2026 and 2025, amortization of intangible assets amounted to $55,292 and $84,341.

As of December 31, 2025, intangible assets subject to amortization consisted of the following:

	December 31, 2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	388,000	(388,000)	-
Contractual employment agreements	3	310,000	(310,000)	-
Acquired capitalized internal-use software development costs	3	1,110,758	(276,297)	834,461
		$1,808,758	$(974,297)	$834,461

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending March 31:	Amount
Remainder of 2026	$175,421
2027	228,852
2028	228,852
2029	156,439
2030 and thereafter	23,105
Total	$812,669

NOTE 6 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). The SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note, with a term of 30 years or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum. The SBA Loan is secured by a continuing security interest in and to any and all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of March 31, 2026 and December 31, 2025, accrued interest related to this note amounted to $1,372 and $2,158, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

On March 31, 2026 and December 31, 2025, notes payable consisted of the following:

	March 31, 2026	December 31, 2025

Notes payable	$146,000	$146,000
Total notes payable	146,000	146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

The following schedule provides minimum future note payable principal payments required during future periods:

Year ending December 31:	Amount
2026	$-
2027	2,535
2028	3,219
2029	3,342
2030	3,469
2031	3,602
Thereafter	129,833
Total note payable	$146,000

NOTE 7 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2026, all Series C preferred Stock had been converted into common shares, resulting in no outstanding balance.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

Common stock issued for compensation and services

2026

On January 13, 2026, the Company issued 7,500 shares of common stock to an individual service provider as installments of a 30,000-share award granted under the 2022 Equity Incentive Plan. The shares were valued at $3.36 per share, based on the market close on the grant date. The award vests in equal monthly installments of 2,500 shares over a twelve-month period beginning September 1, 2025, subject to continued service. Of the 7,500 shares issued in January 2026, 2,500 shares related to amounts earned during 2025, with the remaining shares related to amounts earned during 2026. During the three months ended March 31, 2026, stock based professional fees in the amount of $16,800 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On January 22, 2026, the Company issued 25,000 shares of its common stock to a consultant for services rendered pursuant to the 2022 Equity Incentive Plan, and in accordance with the consultant’s Independent Advisory Agreement dated September 9, 2025. The shares were granted at a fair market value of $6.10 per share, based on the closing price on the grant date. Stock based professional fees in the amount of $152,500 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

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

On March 3, 2026, the Company issued 5,000 shares of common stock to an individual service provider as installments of a 30,000-share award granted under the 2022 Equity Incentive Plan. The shares were valued at $3.36 per share, based on the market close on the grant date. The award vests in equal monthly installments of 2,500 shares over a twelve-month period beginning September 1, 2025, subject to continued service. Stock based professional fees in the amount of $8,400 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

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

During the three months ended March 31, 2026, the Company repurchased an aggregate of 140,815 shares of its common stock under its Treasury Stock Repurchase Program for total consideration of $731,079 paid in cash. All shares repurchased were recorded as treasury stock and are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheet.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

Contributed capital

On March 31, 2025, Mr. Borkar, President of Safe-Pro USA and an employee, which is his spouse, agreed to forgive aggregate accrued salary of $64,615, which has been recorded as contributed capital as presented on the condensed consolidated statement of stockholders’ equity. See Note 10.

Representative warrants

The Company’s initial public offering was on August 29, 2024. In connection with the initial public offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. Pursuant to the Underwriting Agreement, the Company issued a common stock purchase warrant to the Underwriter for the purchase of 51,000 shares of common stock at an exercise price of $6.25, subject to adjustments (the “Warrant”). The Warrant is exercisable at any time and from time to time, in whole or in part, during the period commencing on March 1, 2025, and ending on August 28, 2029 and may be exercised on a cashless basis under certain circumstances. The Warrant provides for registration rights (including piggyback rights) and customary anti-dilution provisions (for share dividends and splits and recapitalizations) and anti-dilution protection (adjustment in the price of the Warrant and the number of shares underlying the Warrant) resulting from corporate events (which would include dividends, reorganization, mergers and similar events). The Warrant and the common stock underlying the Warrant were registered as a part of the Registration Statement.

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the three months ended March 31, 2026 and 2025 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2025	2,135,688	$5.88	2.6	$114,424
Issued	-	-	-	-
Balance Outstanding on March 31, 2026	2,135,688	$5.88	2.4	$88,033
Exercisable, March 31, 2026	2,135,688	$5.88	2.4	$88,033

(1)	The aggregate intrinsic value on March 31, 2026 and December 31, 2025 was calculated based on the Nasdaq’s market close on March 31, 2026 December 31, 2025, respectively and the exercise price of the underlying the warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2024	125,531	$4.09	3.3	$90,952
Issued	12,500	4.07	5.0	-
Balance Outstanding on March 31, 2025	138,031	$4.09	3.2	$23,599
Exercisable, March 31, 2025	125,531	4.09	3.0	$23,599

(1)	The aggregate intrinsic value on March 31, 2025 and December 31, 2024 was calculated based on the Nasdaq’s market close on March 31, 2025 December 31, 2024, respectively and the exercise price of the underlying the warrants.

For the three months ending March 31, 2026 and 2025, the Company recorded $0 and $794, respectively, for stock-based compensation expense related to warrants. As of March 31, 2026, the stock-based compensation for the warrants was fully amortized.

The Company did not grant any warrants during the three months ended March 31, 2026. The warrants granted during the three months ended March 31, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31,	March 31,
	2026	2025
Expected term, in years	-	5.0
Expected volatility	-	54.41%
Risk-free interest rate	-	4.01%
Dividend yield	-	0.00%

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

Options

A summary of the Company’s stock option activity during the three months ended March 31, 2026 and 2025 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2025	2,265,427	$4.86	4.66	$528,725
Granted	225,000	4.52	4.98	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2026	2,490,427	$4.83	4.46	$303,325

Exercisable at March 31, 2026	1,565,427	$4.34	4.38	$129,325

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	322,500	$3.40	4.97	$138,675
Granted	350,000	7.36	5.00	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2025	672,500	$5.46	2.56	$-

Exercisable at March 31, 2025	236,250	$3.91	4.78	$-

For the three months ending March 31, 2026 and 2025, the Company recorded $1,047,821 and $232,918, respectively, for stock-based compensation expense related to stock options. As of March 31, 2026, unamortized stock-based compensation for stock options was $1,533,450 to be recognized through September 30, 2026.

The options granted during the three months ended March 31, 2026 and 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31, 2026	March 31, 2025
Expected term, in years	3.22	5.0
Expected volatility	43.86%	55.79%
Risk-free interest rate	3.86%	4.09%
Dividend yield	-	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2025 and 2024, 2,192,500 and 1,082,500 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the three months ended March 31, 2026, 45,000 of the Company’s common shares and options issued for services and compensation, as described above, were issued pursuant to the 2022 Plan. As of March 31, 2026, the Company had 2,500 shares available for issuance under the 2022 Plan.

2025 Equity Incentive Plan

In April 2025, the Compensation Committee of the Board of Directors approved the 2025 Stock Plan, pending stockholders’ approval, which was subsequently received on June 26, 2025. The 2025 Plan is a stock-based compensation plan that provides discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants. The share reserve is subject to an annual automatic increase of up to 5% of the Company’s outstanding common stock through January 1, 2035, unless otherwise determined by the Board. The plan includes provisions related to award limits, changes in control, and restrictions on repricing. During the year ended December 31, 2025, 720,000 of the Company’s common shares issued for services were issued pursuant to the 2025 plan. During the three months ended March 31, 2026, 225,000 of the Company’s options issued for services, as described above, were issued pursuant to the 2025 plan. As of March 31, 2026, the Company had 5,099,964 shares available for issuance under the 2025 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of March 31, 2026, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

Contingent amounts due to related parties

As discussed in Note 10 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. On March 19, 2025 and July 25, 2025, the Company received $37,615 and $56,325, respectively, in regard to this contingent obligation net of commissions payable. As of March 31, 2026, the remaining balance of $431,156 is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of March 31, 2026 and December 31, 2025, the Company recorded no cash in bank in excess of FDIC insured levels. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

During the three months ended March 31, 2026, 98.6% of total sales were to customers in the United States. During the three months ended March 31, 2025, 33.7% of total sales were to a customer in Canada and 66.3% of total sales were to customers in the United States.

Customer concentration

For the three months ended March 31, 2026, one customer, Customer A, accounted for approximately 82.0% of total sales. For the three months ended March 31, 2025, three customers accounted for approximately 94.4% of total sales (Customer B 33.7%, Customer C 39.1% and Customer D 21.6%, respectively).

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On March 31, 2026, one customer accounted for 94.2% of the total accounts receivable balance. On March 31, 2025, one customer accounted for 84.5% of the total accounts receivable balance.

Supplier concentration

During the three months ended March 31, 2026, the Company purchased approximately 79.4% of its inventory from two suppliers (Supplier A 67.9%, and Supplier B 11.5%.) During the three months ended March 31, 2025, the Company purchased approximately 88.9% of its inventory from four suppliers (Supplier C 10.0%, Supplier B 42.0%, Supplier D 15.3% and Supplier E 21.7%).

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the three months ended March 31, 2026 the Company did not receive any funds from the Bangladesh receivables and made payments of $2,250. On March 31, 2026 and December 31, 2025, amounts due to the former member amounted to $431,156 and $433,406, respectively, which is included in due to related parties on the accompanying unaudited consolidated balance sheets. See Note 8 –Contingent amounts due to related parties.

On March 31, 2025, Mr. Borkar waived accrued salary in aggregate of $56,538, as due under his Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. As of March 31, 2026 and December 31, 2025 the accrued wages balance for Mr. Borkar was $5,934 and $3,956, respectively.

On March 31, 2025, a spouse of Mr. Borkar waived the accrued salary in aggregate of $56,538, as due under her Employment Agreement and subsequent 4th Amendment to the Share Exchange Agreement. As of March 31, 2026 and December 31, 2025, the accrued wages balance for the spouse of Mr. Borkar was $5,934 and $3,956, respectively.

For each of the three months ended March 31, 2026 and 2025, the Company recorded net wages of $27,692 for the spouse of Mr. Borkar.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

Related party purchases

During the three months ended March 31, 2026 and 2025, the Company purchased inventory and services from a company owned by the spouse of Mr. Borkar, in the amount of $1,076 and $4,599, respectively, which is included in cost of sales on the accompanying unaudited consolidated statements of operations.

Return of shares

During the three months ended March 31, 2026, the Company completed certain equity transactions involving officers of the Company, including the return and cancellation of shares of common stock previously issued under the Company’s equity incentive plan. In addition, certain shares were returned in connection with share withholding to satisfy tax obligations related to equity awards. An aggregate of 67,184 shares were returned to the Company, cancelled, and are no longer outstanding.

NOTE 11 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

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

In adopting ASC Topic 842, Leases (Topic 842) on January 1, 2022 the Company had elected the ‘package of practical expedients, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. Upon signing of new leases for property and equipment, the Company analyzed the new leases and determined it is required to record a lease liability and a right of use asset on its consolidated balance sheets, at fair value.

During the three months ended March 31, 2026 in connection with its operating property leases, the Company recorded rent expense of $23,748, and for the three months ended March 31, 2025, the company recorded rent expense of $23,272, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On March 31, 2026 and December 31, 2025, right-of-use asset (“ROU”) is summarized as follows:

	March 31, 2026	December 31, 2025
Office lease right of use assets	$310,598	$310,598
Auto lease right of use asset	19,583	19,583
Less: accumulated amortization	(290,613)	(271,171)
Balance of ROU assets	$39,568	$59,010

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

Other information:	March 31, 2026	December 31, 2025

Weighted average remaining lease term – operating leases	0.53 years	0.75 years
Weighted average discount rate – operating leases	4.60%	4.60%

On March 31, 2026 and December 31, 2025, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31, 2026	December 31, 2025
Lease liabilities related to office lease right of use assets	$32,867	$51,610
Lease liabilities related to auto lease right of use asset	3,687	4,497
Less: current portion of lease liabilities	(36,554)	(55,160)
Lease liabilities – long-term	$-	$947

On March 31, 2026, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended March 31,	Amount
Remainder of 2026	$36,236
2027	1,183
Total minimum non-cancellable operating lease payments	37,419
Less: discount to fair value	(865)
Total lease liabilities on March 31, 2026	$36,554

NOTE 12 – SEGMENT REPORTING

During the three months ended March 31, 2026 and 2025, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Information with respect to these reportable business segments for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Safe-Pro USA	$143,583	$140,600
Airborne Response	63,106	4,204
Safe Pro AI	1,013,440	39,998
	1,220,129	184,802
Depreciation and amortization (a):
Safe-Pro USA	11,871	26,978
Airborne Response	5,904	29,099
Safe Pro AI	60,449	46,928
Other (b)	598	361
	78,822	103,366
Interest expense:
Safe-Pro USA	1,441	94
Airborne Response	220	201
Safe Pro AI	-	-
Other (b)	1,335	1,350
	2,996	1,645

Net (loss) income:
Safe-Pro USA	(94,292)	(65,689)
Airborne Response	(114,208)	(146,425)
Safe Pro AI	(183,045)	(146,931)
Other (b)	(2,401,940)	(3,605,972)
	$(2,793,485)	$(3,965,017)

(a)	Depreciation is recorded in Safe-Pro USA, Airborne Response and Safe Pro AI in cost of sales on the Company’s condensed consolidated unaudited statement of operations in cost of sales and has been described above, separately.

(b)	The Company does not allocate any general and administrative or financing expenses of its holding company activities to its reportable segments, because these activities are managed at the corporate level.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

	March 31, 2026	December 31, 2025
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$157,120	$168,991
Airborne Response	62,214	68,118
Safe Pro AI	81,862	38,818
Other (a)	6,561	7,160
	$307,757	$283,087

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2026, in connection with the appointment of Jarret Mathews as Chief Operating Officer, the Company entered into an executive employment agreement with Mr. Mathews that includes equity-based compensation arrangements. As a condition of his commencement of employment, the vesting of an existing equity award held by Mr. Mathews that was granted while he was providing services to the Company in a consulting capacity, representing 12,500 shares of the Company’s common stock granted in August 2025, was accelerated such that all remaining unvested shares became fully vested as of the commencement date.

Also on April 1, 2026, the Company granted Mr. Mathews 20,000 shares of restricted common stock as an inducement to enter into employment with the Company. In addition, on April 1, 2026, the Company granted Mr. Mathews options to purchase 200,000 shares of the Company’s common stock pursuant to the Company’s 2025 Equity Incentive Plan. The options were granted with an exercise price equal to the fair market value of the Company’s common stock on the grant date and vest in installments subject to the achievement of specified revenue-based performance milestones and continued service.

Mr. Mathews’ employment agreement also provides that he may be eligible for additional equity awards during the term of his employment, subject to approval by the Company’s Compensation Committee. All equity awards granted are subject to the terms and conditions of the Company’s equity incentive plans and the applicable award agreements.

On April 1, 2026, the Company entered into a Third Amendment to the employment agreement with Theresa Carlise, the Company’s Chief Financial Officer, which amended certain compensation and benefits provisions, including base salary, allowances, bonus eligibility, and equity-based compensation. In connection with the amendment, Ms. Carlise was granted options to purchase 100,000 shares of the Company’s common stock, which were vested immediately and granted pursuant to the Company’s 2025 Equity Incentive Plan. All other terms of Ms. Carlise’s employment agreement remain in effect.

On April 1, 2026, the Company granted options to purchase 100,000 shares of common stock to the Company’s General Counsel. The options vested immediately and were granted pursuant to the Company’s 2025 Equity Incentive Plan.

On April 1, 2026, the Company agreed to grant 25,000 shares of common stock to a consultant for services rendered. The shares will be granted pursuant to the Company’s 2025 Equity Incentive Plan and are to be issued upon the effectiveness of a registration statement on Form S-8.

On April 1, 2026, the Company granted options to purchase 50,000 shares of common stock to an employee of the Company, which vest in two equal installments on the first and second anniversaries of the grant date, subject to continued service, pursuant to the applicable employment agreement and the Company’s 2025 Equity Incentive Plan.

On May 1, 2026, the Company entered into an employment agreement with Brian Mack, appointing him to the position of Chief Growth Officer. In connection with the agreement and pursuant to the Company’s 2025 Equity Incentive Plan, on May 1, 2026, the Company granted to Mr. Mack (i) 300,000 shares of restricted common stock, of which 50,000 shares will vest upon the registration of Form S-8 and the remaining shares shall vest upon the achievement of specified revenue-based performance milestones, and (ii) 150,000 stock options, with vesting contingent upon the achievement of specified revenue-based performance targets. The 50,000 vested restricted shares are to be issued upon the Company’s registration of the Form S-8 as a commencement incentive. The remaining restricted shares and stock options remain subject to the achievement of the applicable performance conditions.

All equity awards granted subsequent to March 31, 2026 were approved by the Company’s Compensation Committee, were measured at fair value as of the applicable grant dates based on the closing price of the Company’s common stock and are subject to the terms and conditions of the Company’s equity incentive plans and applicable award agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. See the section titled “Risk Factors” in our Form 10-K dated March 31, 2026 as filed with the Securities and Exchange Commission (the “SEC”), which is available on the SEC’s EDGAR website at www.sec.gov, for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-Q.

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of whether, or the times by which, our performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include, without limitation, those discussed under the caption “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2026.

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

We are a company focused on innovative security and protection solutions, specifically, advanced artificial intelligence / machine learning (AI/ML) software technology for the creation of robust datasets sourced from the analysis of aerial imagery as well as, for use with our developed standalone hardware/software solution called NODE (“Navigation, Observation & Detection Engine”) which provides local /edge computing and processing of drone-based imagery to create maps without requiring connectivity to the internet, bullet and blast resistant personal protection equipment and providing mission-critical aerial managed services.

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

Supplier Concentration

During the three months ended March 31, 2026, the Company purchased approximately 79.4% of its inventory from two suppliers (Supplier A 67.9%, and Supplier B 11.5%.) During the three months ended March 31, 2025, the Company purchased approximately 88.9% of its inventory from four suppliers (Supplier C 10.0%, Supplier B 42.0%, Supplier D 15.3% and Supplier E 21.7%).

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the three months ended March 31, 2026 and 2025, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations and locations.

Significant Components of Our Results of Operations

Revenues. Our revenues are generated primarily from the sale of our products, which consist primarily of standalone hardware/software solution called NODE (“Navigation, Observation & Detection Engine”) which provides local /edge computing and processing of drone-based imagery to create maps without requiring connectivity to the internet, personal protective gear (“PPE”) and ballistic protective equipment including Explosive Ordnance Disposal (“EOD”) and blast and fragmentation resistant vests and body armor, as well as aerial managed services (drones) for the inspection of customer’s critical infrastructure including radio towers and power grids. At contract inception, we assess the goods and services promised in the contract with customers and identify a performance obligation for each. To determine the performance obligation, we consider all products and services promised in the contract regardless of whether they are explicitly stated or implied by customary business practices. The timing of satisfaction of the performance obligation is not subject to significant judgment. We measure revenue as the amount of consideration expected to be received in exchange for transferring goods and services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

For the Three Months Ended March 31, 2026 and 2025:

	March 31,	March 31,
	2026	2025	Change	%
REVENUES:
Product Sales	$1,151,023	$140,600	$1,010,423	718.7%
Services	69,106	44,202	24,904	56.3%
Total Revenues	1,220,129	184,802	1,035,327	560.2%

COST OF REVENUES:
Product sales	337,082	92,316	244,766	265.1%
Services	29,686	12,256	17,430	142.2%
Cost of depreciation	22,932	18,664	4,268	22.9%
Total Cost of Revenues	389,700	123,236	266,464	216.2%
Gross profit	830,429	61,566	768,863	1248.8%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	709,344	445,258	264,086	59.3%
Stock based compensation	941,319	1,579,285	(637,966)	(40.4)%
Total salary wages and payroll taxes	1,650,663	2,024,543	(373,880)	(18.5)%
Research and development	360,397	-	360,397	100.0%
Professional fees:
Professional fees - other	638,056	512,096	125,960	24.6%
Stock based compensation – professional fees	284,201	1,090,052	(805,851)	(73.9)%
Total Professional fees	922,257	1,602,148	(679,891)	(42.4)%
Selling, general and administrative expenses	758,610	355,863	402,747	113.2%
Depreciation and amortization	55,891	84,702	(28,811)	(34.0)%
Total operating expenses	3,747,818	4,067,256	(319,438)	(7.9)%

Loss from operations	(2,917,389)	(4,005,690)	1,088,301	(27.2)%
Other income (expense):
Other income	-	29,615	(29,615)	(100.0)%
Interest income	126,900	12,703	114,197	899.0%
Interest expense	(2,996)	(1,645)	(1,351)	82.1%
Total other income (expense)	123,904	40,673	83,231	204.6%
Net loss	$(2,793,485)	$(3,965,017)	$1,171,532	(29.5)%

Net Revenue. For the three months ended March 31, 2026 and 2025, revenues generated were $1,220,129 and $184,802, an increase of $1,035,327 or 560.2%. Comparable sales for Safe-Pro USA were $143,583 for the three months ended March 31, 2026 as compared to $140,600 for the same period in 2025, an increase of $2,983 or 2.1%. Comparable sales for Airborne Response were $63,106 for the three months ended March 31, 2026 as compared to $4,204 for the same period in 2025, an increase of $58,902 or 1,401.0%. For the three months ended March 31,2026 and 2025, sales for Safe Pro AI were $1,013,440 and $39,998, respectively. Sales for Safe Pro AI increased by $973,442 or 2,433.7%. The increase in revenue was primarily due to a purchase agreement entered into with a government contractor in February 2026, pursuant to which Safe Pro AI provides an artificial intelligence-powered video and imagery analysis system designed to support threat detection capabilities, further supported by standalone hardware/software solution called NODE (“Navigation, Observation & Detection Engine”) which provides local /edge computing and processing of drone-based imagery to create maps without requiring connectivity to the internet. Built with an extensive proprietary landmine and unexploded ordnance (“UXO”) dataset, Safe Pro AI and its SPOTD technology can rapidly detect and identify threats present in drone imagery, plot detections on maps, and relay precise GPS location and actionable reporting information to decision makers and ground personnel.

Cost of Revenue. During the three months ended March 31, 2026 and 2025, cost of revenues increased to $389,700 compared to $123,236, an increase of $266,464, or 216.2%. Gross profit margins were 68.1% and 33.3%, respectively. The increase in cost of revenue is attributable to significantly higher sales that occurred during the first quarter of 2026 compared to the first quarter of 2025. For the three months ended March 31, 2026 and 2025, gross profit margins for Safe-Pro USA were 50.2% and 25.9%, respectively. Gross profit margins for Airborne Response were 43.6% and (76.0)%, respectively. Gross profit margins for Safe Pro AI were 72.1% and 70.9%, respectively. The increase in margin was attributable to improved absorption of fixed costs, and a favorable mix of higher-margin product and AI-driven revenue during the current period.

Operating Expenses. Total operating expenses for the three months ended March 31, 2026 and 2025 were $3,747,818 and $4,067,256, a decrease of $319,438 or 7.9%. Factors resulting in the decrease are described more fully below.

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended March 31, 2026 and 2025 were $1,650,663 and $2,024,543, a decrease of $373,880 or 18.5%. The decreases were primarily attributable to a decrease in non-cash stock based compensation of $637,966, partially offset by increased cash compensation associated with personnel additions and operational growth.

Research and Development expenses were $360,397 and $0, for the three months ended March 31, 2026 and 2025, respectively, an increase of $360,397 or 100.0%. The increase is primarily attributable to expanded development efforts and the engagement of external contractors to support enhancements to the artificial intelligence business.

Professional fees were $922,257 and $1,602,148 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $679,891 or 42.4%. The decreases are related to a decrease in non-cash expenses for share-based compensation of $805,851, partially offset by increases in director fees, accounting fees, investor relations and public company expense of $125,960.

Selling, general and administrative expenses were $758,610 and $355,863 for the three months ended March 31, 2026 and 2025, respectively, an increase of $402,747 or 113.2%. The increases are attributable to increases in D&O insurance expense, travel and contractor fees.

Depreciation and amortization expenses were $55,891 and $84,702 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $28,811, or 34.0%. The decrease was related to amortization of certain finite lived intangible asset technologies, which were fully impaired prior to the beginning of the current period, offset by amortization of newly capitalized technologies.

We expect our expenses in each of these areas to continue to increase during fiscal 2026 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Income Our total other income was $123,904 compared to $40,673, during the three months ended March 31, 2026 and 2025 respectively, an increase of $83,231 or 204.6%. The increase was primarily attributable to higher interest income earned on increased cash balances during the period.

Net Loss. We recorded a net loss of $2,793,485 for the three months ended March 31, 2026 as compared to a net loss of $3,965,017, for the three months ended March 31, 2025. The decrease is a result of the factors as described above.

Consolidated Balance Sheet Data:

	March 31,	December 31,
	2026	2025	Change	%
	(Unaudited)
Cash	$14,802,060	$16,793,088	$(1,991,028)	(11.9)%
Property and equipment, net	307,757	283,087	24,670	8.7%
Current assets	15,566,806	17,928,446	(2,361,640)	(13.2)%
Total assets	16,736,600	19,114,804	(2,378,204)	(12.4)%
Current liabilities	1,172,631	1,250,844	(78,213)	(6.3)%
Working capital	14,394,175	16,677,602	(2,283,427)	(13.7)%
Total liabilities	1,318,631	1,397,791	(79,161)	(5.7)%
Additional paid in capital	48,190,008	46,964,487	1,225,521	2.6%
Accumulated deficit	(31,367,015)	(28,573,530)	(2,793,485)	9.8%
Total stockholders’ equity	$15,417,969	$17,717,013	$(2,229,044)	(13.0)%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At March 31, 2026, we had a cash balance of $14,802,060 and working capital of $14,394,175.

Our current assets at March 31, 2026 decreased by $2,361,640, or 13.2%, to $15,566,806 from $17,928,446, from December 31, 2025. The decreases included cash of $1,991,028, accounts receivable of $38,305, inventory of $161,209 and prepaid expenses and other current assets of $171,098.

Our current liabilities at March 31, 2026 decreased to $1,172,631 from $1,250,844 or a decrease of $78,213, or 6.3% from December 31, 2025. The decrease is comprised of decreases in accrued expenses of $71,009, due to related parties of $272, and current portion of lease liabilities of $18,606, partially offset by increases in accounts payable of $2,341, and contract liabilities of $9,333.

Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2026 amounted to $1,177,977 and were primarily attributable to our net loss of $2,793,485, offset by depreciation and amortization expense of $78,822 and stock-based compensation and professional fees of $1,225,520. Changes in operating assets and liabilities were reflected by decreases in; accounts receivable of $38,305, inventory of $161,209, and prepaid and other current assets of $171,098, as well as increases in accounts payable of $2,341 and contract liabilities of $9,333; and partially offset by decreases in lease liabilities $111, and accrued expenses of $71,009.

Net cash flows used in operating activities for the three months ended March 31, 2025 amounted to $941,751 and were primarily attributable to our net loss of $3,965,017, offset by depreciation and amortization expense of $103,366 and stock-based compensation and professional fees of $2,669,337. Changes in operating assets and liabilities were reflected by increases in; inventory of $28,344, prepaid and other current assets of $69,731, accounts payable of $106,247, accounts receivable of $107,901; and offset by decreases in accrued expenses of $4,601, lease liabilities $33 and contract liabilities of $57,026.

Investing Activities

Net cash flows used in investing activities were $81,700 and $123,359, for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we purchased property and equipment of $48,200 and investment in intangible technologies of $33,500. During the three months ended March 31, 2025, we purchased property and equipment of $18,247 and investment in intangible technologies of $105,112.

Financing Activities

Net cash flows (used in) provided by financing activities were $(731,351) and $6,610 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we had purchases of treasury stock of $731,079 and repayments to a related party of $6,206, partially offset by related party advances of $5,934.

During the three months ended March 31, 2025, we had related party advances of $15,816 partially offset by related party repayments of $9,206.

Critical Accounting Policies and Estimates

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1 — Summary of Significant Accounting Policies in the Notes. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Also, Safe Pro AI sells a standalone hardware/software solution called NODE (“Navigation, Observation & Detection Engine”) which provides local /edge computing and processing of drone-based imagery to create maps without requiring connectivity to the internet. Built with an extensive proprietary landmine and unexploded ordnance (“UXO”) dataset, Safe Pro AI and its SPOTD technology can rapidly detect and identify threats present in drone imagery, plot detections on maps, and relay precise GPS location and actionable reporting information to decision makers and ground personnel. Revenue from NODE sales is recognized when the related goods are shipped.

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

ITEM 4. CONTROLS AND PROCEDURES

Management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that we file or submit under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financing reporting as of March 31, 2026, management identified a material weakness related to lack of segregation of duties and a complete set of formalized accounting procedures. Specifically, due to limited resources and headcount, we did not have multiple people in the accounting function for a full segregation of duties, resulting in reliance on outside consultants for external reporting. Due to the relatively small initial size of the Company, we do not have a complete set of procedures and controls for operations to adhere to. These material weaknesses create a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026, based on the criteria in Internal Control – Integrated Framework (2013).

Plan for Remediation of Material Weakness

We are implementing additional policies and procedures to remedy our effectiveness and have continued to actively upgrade our accounting software, seeking additional staff and incorporating a general set of policies and controls. We have engaged third parties to assist in the documentation of our corporate policies and to further address our personnel needs. The Company expects to implement the controls and procedures necessary to address the material weakness during the second quarter of 2026. Following implementation, management will evaluate the design and operating effectiveness of these controls, including allowing sufficient time for the controls to operate. The material weakness will not be considered remediated until management concludes, based on testing, that the controls are operating effectively.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Form 10-K for the year ended December 31, 2025, as filed on March 31, 2026. The risks described in the Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors from those set forth in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All information related to equity securities sold by us during the period covered by this report that were not registered under the Securities Act have been included in our Form 10-K filings, 10-Q filings or in a Form 8-K filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended March 31, 2026, the Company repurchased an aggregate of 140,815 shares of its common stock under its Treasury Stock Repurchase Program for total consideration of $731,079. All shares repurchased were recorded as treasury stock and are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The following table sets forth information regarding purchases made by or on behalf of the Company or any affiliated purchaser of shares of the Company’s common stock during the quarter ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	140,815	$5.19	140,815	$1,529,887
February 1-28, 2026	-	-	-	-
March 1-31, 2026	-	-	-	-
Total	140,815	$5.19	140,815	$1,529,887

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

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits

10.1	Employment Agreement between Safe Pro Group Inc. and Jarret Mathews dated April 1, 2026 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 3, 2026)

10.2	Amendment No. 3 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated April 1, 2026 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 3, 2026)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2026	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

