Form 10-Q
period 2026-06-30
Safe Pro Group Inc.
filed 2026-08-14
CIK 2011208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had outstanding 20,362,862 shares of common stock.

FORM 10-Q

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SAFE PRO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,230,514	$16,793,088
Accounts receivable and other receivables, net	1,250,290	100,028
Inventory	757,452	615,024
Prepaid expenses and other current assets	140,168	420,306

Total current assets	12,378,424	17,928,446

OTHER ASSETS:
Property and equipment, net	340,068	283,087
Right of use assets, net	19,605	59,010
Intangible assets, net	781,548	834,461
Security deposits	9,800	9,800

Total other assets	1,151,021	1,186,358

TOTAL ASSETS	$13,529,445	$19,114,804

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$529,964	$461,306
Accrued expenses	229,941	278,119
Due to related parties	432,532	437,362
Contract liabilities	203,769	18,897
Lease liabilities, current portion	16,481	55,160

Total current liabilities	1,412,687	1,250,844

LONG-TERM LIABILITIES
Note payable	146,000	146,000
Lease liabilities, net of current portion	-	947

Total long-term liabilities	146,000	146,947

Total liabilities	1,558,687	1,397,791

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized;
Series A preferred stock; 3,000,000 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Series B preferred stock; 3,275,000 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Series C preferred stock; 2,000 shares designated, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	-
Common stock; $0.0001 par value, 200,000,000 shares authorized, 20,999,946 shares issued and 20,362,862 outstanding at June 30, 2026, and 20,899,270 shares issued and 20,736,816 outstanding at December 31, 2025	2,100	2,090
Treasury Stock; at cost, 637,084 and 162,454 shares of common stock at June 30, 2026 and December 31, 2025, respectively	(3,006,168)	(676,034)
Additional paid-in capital	49,510,703	46,964,487
Accumulated deficit	(34,535,877)	(28,573,530)

Total stockholders’ equity	11,970,758	17,717,013

Total liabilities and stockholders’ equity	$13,529,445	$19,114,804

See the accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUES:
Product sales	$548,929	$48,748	$1,699,952	$189,348
Services	783,145	44,005	852,251	88,207

Total Revenues	1,332,074	92,753	2,552,203	277,555

COST OF REVENUES:
Product sales	232,983	19,309	570,065	111,626
Services	221,503	22,343	251,189	34,598
Depreciation Expense	24,776	19,544	47,708	38,208

Total Cost of Revenues	479,262	61,196	868,962	184,432

GROSS PROFIT	852,812	31,557	1,683,241	93,123

OPERATING EXPENSES:
Salary, wages and payroll taxes	2,222,179	434,470	3,872,842	2,459,013
Research and development	192,435	17,875	552,832	17,875
Professional fees	929,083	1,041,362	1,851,340	2,643,510
Selling, general and administrative expenses	716,516	370,796	1,475,126	726,660
Depreciation and amortization	64,170	90,400	120,061	175,101

Total Operating Expenses	4,124,383	1,954,903	7,872,201	6,022,159

LOSS FROM OPERATIONS	(3,271,571)	(1,923,346)	(6,188,960)	(5,929,036)

OTHER INCOME (EXPENSES):
Other income	-	4,276	-	33,890
Interest income	104,403	7,804	231,303	20,507
Interest expense	(1,694)	(3,293)	(4,690)	(4,937)

Total Other Income, net	102,709	8,787	226,613	49,460

NET LOSS	$(3,168,862)	$(1,914,559)	$(5,962,347)	$(5,879,576)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.15)	$(0.13)	$(0.29)	$(0.39)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,516,887	15,210,015	20,575,346	14,981,052

See accompanying notes to the unaudited condensed consolidated financial statements

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2024	-	$-	-	$-	-	$-	14,534,685	$1,453	$18,123,723	$(14,250,751)	$3,874,425

Stock based compensation	-	-	-	-	-	-	840,000	84	3,457,680	-	3,457,764

Preferred shares and warrants issued for cash	-	-	-	-	1,050	-	-	-	1,050,000	-	1,050,000

Contributed capital	-	-	-	-	-	-	-	-	64,615	-	64,615

Net loss	-	-	-	-	-	-	-	-	-	(5,879,576)	(5,879,576)

Balance, June 30, 2025	-	$-	-	$-	1,050	$-	15,374,685	$1,537	$22,696,018	$(20,130,327)	$2,567,228

For the Six Months Ended June 30, 2026

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 31, 2025	-	$-	-	$-	-	$-	20,736,816	$2,090	$46,964,487	$(676,034)	$(28,573,530)	$17,717,013

Stock based compensation	-	-	-	-	-	-	165,000	17	2,546,209	-	-	2,546,226

Return of common shares	-	-	-	-	-	-	(67,184)	(7)	7	-	-	-

Issuance of common for exercise of options	-	-	-	-	-	-	2,860	-	-	-	-	-

Purchase of treasury stock in connection with Stock Repurchase Program	-	-	-	-	-	-	(474,630)	-	-	(2,315,682)	-	(2,315,682)

Excise tax on stock repurchases	-	-	-	-	-	-	-	-	-	(14,452)	-	(14,452)

Net loss	-	-	-	-	-	-	-	-	-	-	(5,962,347)	(5,962,347)

Balance, June 30, 2026	-	$-	-	$-	-	$-	20,362,862	$2,100	$49,510,703	$(3,006,168)	$(34,535,877)	$11,970,758

For the Three Months Ended June 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2025	-	$-	-	$-	-	$-	15,172,185	$1,517	$20,857,611	$(18,215,768)	$2,643,360

Stock based compensation	-	-	-	-	-	-	202,500	20	788,407	-	788,427

Preferred shares and warrants issued for cash	-	-	-	-	1,050	-	-	-	1,050,000	-	1,050,000

Contributed capital	-	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,914,559)	(1,914,559)

Balance, June 30, 2025	-	$-	-	$-	1,050	$-	15,374,685	$1,537	$22,696,018	$(20,130,327)	$2,567,228

For the Three Months Ended June 30, 2026

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Shareholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Stock	Deficit	Equity

Balance, March 31, 2026	-	$-	-	$-	-	$-	20,586,317	$2,089	$48,190,008	$(1,407,113)	$(31,367,015)	$15,417,969

Stock based compensation	-	-	-	-	-	-	107,500	11	1,320,695	-	-	1,320,706

Issuance of common for exercise of options	-	-	-	-	-	-	2,860	-	-	-	-	-

Purchase of treasury stock in connection with Stock Repurchase Program	-	-	-	-	-	-	(333,815)	-	-	(1,584,603)	-	(1,584,603)

Excise tax on stock repurchases	-	-	-	-	-	-	-	-	-	(14,452)	-	(14,452)

Net loss	-	-	-	-	-	-	-	-	-	-	(3,168,862)	(3,168,862)

Balance, June 30, 2026	-	$-	-	$-	-	$-	20,362,862	$2,100	$49,510,703	$(3,006,168)	$(34,535,877)	$11,970,758

See accompanying unaudited notes to the condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,962,347)	$(5,879,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	167,768	213,309
Stock-based compensation and professional fees	2,546,226	3,457,764
Change in operating assets and liabilities:
Accounts receivable	(1,150,262)	85,127
Inventory	(142,428)	35,773
Prepaid expenses and other assets	280,138	132,269
Accounts payable	68,658	48,881
Accrued expenses	(48,178)	71,357
Contract liabilities	184,872	(38,367)
Lease liability	(221)	(67)
Accrued compensation	-	(111,279)

NET CASH USED IN OPERATING ACTIVITIES	(4,055,774)	(1,984,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(108,336)	(21,034)
Investment in internal-use software	(63,500)	(204,843)

NET CASH USED IN INVESTING ACTIVITIES	(171,836)	(225,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock in connection with Repurchase Program	(2,330,134)	-
Proceeds from sale of Preferred Series C shares and warrants	-	1,050,000
Proceeds from related party advances	9,560	75,651
Repayment of due to related party	(14,390)	(80,088)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,334,964)	1,045,563

NET DECREASE IN CASH	(6,562,574)	(1,165,123)

CASH, beginning of period	16,793,088	1,970,719

CASH, end of period	$10,230,514	$805,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,272	$4,937
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed services	$-	$64,615
Related party waiver of accrued compensation	$-	$32,308

See accompanying notes to the unaudited condensed consolidated financial statements.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

NOTE 1 - NATURE OF ORGANIZATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Safe Pro Group Inc. (the “Company”) is a Delaware corporation organized on December 15, 2021, under the name of Cybernate Corp and started doing business on January 1, 2022. On July 13, 2022, the Company changed its name from Cybernate Corp. to Safe Pro Group Inc. Through a layered approach to the development and integration of advanced artificial intelligence and machine learning, drone-based remote sensing technologies and services, and personal protective gear, the Company has acquired companies with unique safety and security technologies and solutions that can provide governments, enterprises and non-government organizations with innovative solutions designed to respond to evolving threats.

As of June 30, 2026, the Company conducts its operations through several wholly owned subsidiaries.

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

On December 23, 2025, the Company formed SPAI Ventures LLC, a Florida limited liability company. As of June 30, 2026, SPAI Ventures LLC had no operations, assets, or liabilities.

Liquidity and going concern uncertainties

As reflected in the accompanying unaudited condensed consolidated financial statements; the Company generated a net loss of $5,962,347 and used cash in operations of $4,055,774, during the six months ended June 30, 2026, and has an accumulated deficit of $34,535,877 on June 30, 2026. As of June 30, 2026, the Company had a cash balance of $10,230,514 and working capital of $10,965,737.

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

On May 9, 2025, the Company sold: (i) 1,050 shares of Series C convertible preferred stock (the “Preferred Stock”) a price of $1,000 per share of Preferred Stock for aggregate gross proceeds of $1.05 million, and (ii) three-year warrants to purchase the number of shares of Company’s common stock equal to the number of Conversion Shares (defined below) underlying the Preferred Stock on the date of issuance at an exercise price of $2.93 per share (the “May Warrants”). Each share of Preferred Stock had a stated value (the “Stated Value”) of $1,100 per share. Each holder of Preferred Stock was able to convert all, or any part, of the Stated Value of the outstanding Preferred Stock, at any time at such holder’s option, into shares of the Common Stock (which converted shares of Common Stock are referred to as “Conversion Shares”) at an initial fixed “Conversion Price” of $2.25, which was subject to proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions. As of the date of this report, all shares of Preferred Stock have been converted into Company common stock.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended June 30, 2026 and 2025, include estimates for allowance for credit losses on accounts receivable and other receivables, estimates for obsolete or slow-moving inventory, the useful life of property and equipment, the valuation of assets acquired in an asset acquisition, the valuation of intangible assets and goodwill to determine any impairment, the estimate of the fair value of lease liabilities and related right of use assets, assumptions used in assessing impairment of long-lived assets, estimates related to the allocation of the transaction price for revenue recognition purposes, estimates of current and deferred income taxes and deferred tax valuation allowances, and the fair value of non-cash equity transactions

Risks and uncertainties

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. In August 2024, the Company entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits and earn a return. This service provides for deposits in excess of $250,000 to be distributed over multiple institutions, so that at any given time there are no sums in excess of FDIC insured levels. To date, the Company has not experienced any losses on its invested cash. As of June 30, 2026 and December 31, 2025, the Company had no cash in bank in excess of FDIC insured levels.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Safe-Pro USA contracts to deliver premium NIJ Certified body armor, hard armor plates, soft armor, plate carriers, ballistic shields, EOD bomb suits and active shooter kits engineered for military and law enforcement.

During the three and six months ended June 30, 2026, Safe-Pro USA recognized revenue of $114,483 and $258,066, respectively.

Safe-Pro USA had contract liabilities of $45,692 as of June 30, 2026, representing consideration received or billed in advance of satisfying certain remaining performance obligations under customer contracts. The Company expects to recognize this amount as revenue as the related services are provided.

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

The Company provides services for key infrastructure such as roads, bridges, airports, seaports, power plants, railroads, and other vital assets are critical for ensuring safety and commerce. Airborne Response captures aerial imagery and data to help document and assess the condition of critical infrastructure.

During the three and six months ended June 30, 2026, Airborne Response recognized revenue of $283,529 and $346,636, respectively.

Airborne Response had contract liabilities of $12,825 as of June 30, 2026, representing consideration received or billed in advance of satisfying certain remaining performance obligations under customer contracts. The Company expects to recognize this amount as revenue as the related services are provided.

Safe Pro AI

The Company’s Safe Pro AI (“SPAI”) segment generates revenue from technology-enabled products and services, including SPOTD (Safe Pro Object Threat Detection) NODE systems, drone-based detection platforms, training and operational support services, AI model and algorithm upgrades, and milestone-based software development and technical deliverables.

Revenue is recognized when control of promised goods or services is transferred to the customer in an amount that reflects the consideration SPAI expects to receive in exchange for those goods or services. Contracts may contain one or multiple performance obligations depending on the nature of the arrangement.

For SPOTD NODE system sales, SPAI has concluded that the hardware and embedded perpetual software license represent a single performance obligation because the software is integral to the functionality of the system and is not sold separately. Revenue for these arrangements is generally recognized at a point in time upon transfer of control of the system to the customer.

SPAI also enters into arrangements that include training, operational support, AI model and algorithm upgrades, and technical development services. Revenue for these services is recognized as the related performance obligations are satisfied, either at a point in time upon delivery of specified deliverables or over time when the customer simultaneously receives and consumes the benefits of the services provided.

During the three and six months ended June 30, 2026, the Safe Pro AI recognized $934,061 and $1,947,501 million, respectively, of revenue related to Safe Pro AI contracts with a government contractor. The contracts included hardware systems, embedded software licenses, training and support services, technical deliverables, and other technology-related services.

Safe Pro AI had contract liabilities of $145,252 as of June 30, 2026, representing consideration received or billed in advance of satisfying certain remaining performance obligations under customer contracts. The Company expects to recognize this amount as revenue as the related services are provided.

The Company did not recognize revenue from hosted SaaS subscription arrangements during the three and six months ended June 30, 2026 or the comparable periods in 2025.

Contract liabilities

Advance payments received from customers, as well as unpaid amounts that customers are contractually obligated to pay, are deferred until the related performance obligations are satisfied. As of June 30, 2026 and December 31, 2025, customer advanced payments amounted to $203,769 and $18,897, respectively, which are included in contract liabilities on the accompanying consolidated balance sheets.

The table below presents a roll forward of contract liabilities (deferred revenue) for the six months ended June 30, 2026 and 2025.

	June 30, 2026	June 30, 2025
Beginning Balance, December 31,	$18,897	$83,768
Billings in advance of performance	2,213,014	168,032
Revenue recognized	(2,028,142)	(206,399)
Ending Balance, June 30,	$203,769	$45,401

Revenue recognized during the six months ended June 30, 2026 that was included in contract liabilities at December 31, 2025 was $16,505. Revenue recognized during the six months ended June 30, 2025 that was included in contract liabilities at December 31, 2024 was $67,126.

Deferred revenue primarily reflects the timing difference between customer billings and satisfaction of performance obligations. During the six months ended June 30, 2026, deferred revenue was impacted by amounts billed or received in advance under Safe Pro AI contracts for training, support, AI upgrade, technical development, and other service-related performance obligations that had not yet been fully satisfied as of June 30, 2026. Revenue associated with these arrangements is recognized either over time as services are performed or at a point in time upon delivery of specified contractual deliverables. Deferred revenue also included advance billings by Safe-Pro USA for products for which the applicable revenue recognition criteria had not yet been met as of June 30, 2026. The contract liability balance will be recognized as revenue as the Company satisfies the remaining performance obligations under the underlying customer contracts.

During the six months ended June 30, 2025, deferred revenue primarily reflected advance billings by Safe-Pro USA for products that had not yet met the criteria for revenue recognition as of June 30, 2025.

All contract liabilities as of June 30, 2026 are expected to be recognized as revenue within one year and are therefore classified as current liabilities on the accompanying condensed consolidated balance sheet.

Advertising costs

All costs related to advertising the Company’s services and products are expensed in the period incurred. For the three and six months ended June 30, 2026, advertising costs charged to operations were $24,772 and $36,247, respectively, and for the three and six months ended June 30, 2025 were $51,309 and $113,185, respectively, are included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Net loss per common share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings (loss) per common share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilutive securities and non-vested forfeitable shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. Basic net loss per common share is computed by dividing net loss available to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, common share equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding for the six months ended June 30, 2026 and 2025, as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30,
	2026	2025
Stock warrants	2,135,688	651,366
Stock options	5,205,752	672,500
Common shares issuable upon conversion of Preferred Series C	-	513,335
Total	7,341,440	1,837,201

The Company has 3,000,000 Series A Preferred authorized, 3,275,000 Series B Preferred authorized, and 2,000 Series C Preferred shares authorized. As of June 30, 2026, there were no shares of Series A, Series B, or Series C Preferred Stock issued and outstanding (See Note 7). As of June 30, 2025, there were no shares of Series A or Series B Preferred Stock and 1,050 shares of Series C Preferred Stock issued and outstanding (See Note 7).

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ended June 30, 2026 and 2025, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on the nature of their operations.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

NOTE 2 – ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

Accounts receivable

On June 30, 2026 and December 31, 2025, accounts receivable consisted of the following:

	June 30, 2026	December 31, 2025
Accounts receivable	$1,250,290	$100,028
Less: allowance for doubtful accounts	-	-
Accounts receivable, net	$1,250,290	$100,028

For the three and six months ended June 30, 2026, the Company recognized bad debt expense related to accounts receivable of $0 and $22,400, respectively. For the three and six months ended June 30, 2025, the Company did not recognize any bad debt expense related to accounts receivable.

Performance bond receivable

On June 30, 2026 and December 31, 2025, other receivables consisted solely of performance bond receivables as follows:

	June 30, 2026	December 31, 2025
Other receivables	$142,526	$142,526
Less: allowance for doubtful other receivables	(142,526)	(142,526)
Other receivables, net	$-	$-

Safe-Pro USA was required to obtain a Performance Guarantee (PG) at a bank designated by a former customer. The amount of each separate Performance Guarantee is 10% of the CFR (Cost and Freight) value of the contract in US Dollars. The Performance Guarantee was required to be submitted prior to the Contract being executed. In case of the supplier’s failure to fulfill the contractual obligations as per the terms of the contract, the Performance Guarantee may be forfeited. Upon certain conditions being met, the Company would be entitled to reimbursement from the Performance Guarantee being held. The Company has yet to receive any receipts from their performance bonds being held at the designated bank. As of June 30, 2026 and December 31, 2025, there were no performance bonds receivable and outstanding.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

NOTE 3 – INVENTORY

On June 30, 2026 and December 31, 2025, inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$326,032	$290,873
Work in process	355,697	305,971
Finished goods	75,723	18,180
Less reserve for obsolete inventory	-	-
Total	$757,452	$615,024

NOTE 4 – PROPERTY AND EQUIPMENT

On June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Manufacturing equipment	$340,009	$340,009
Drones and related equipment	202,434	152,310
Software library	10,000	10,000
Furniture, fixtures and office equipment	77,463	19,250
	629,906	521,569
Less accumulated depreciation	(289,838)	(238,482)
Total	$340,068	$283,087

For the three and six months ended June 30, 2026, depreciation expense amounted to $27,825 and $51,355 respectfully. For the three and six months ended June 30, 2025, depreciation expense amounted to $19,957 and $24,649, respectively.

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

During the three and six months ended June 30, 2026, the Company capitalized $30,000 and $63,500, respectively, of its direct costs. As of June 30, 2026, the Company had $781,548 of finite lived intangible assets, net.

As of June 30, 2026, intangible assets subject to amortization consisted of the following:

	June 30, 2026
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	$388,000	$(388,000)	-
Contractual employment agreements	3	310,000	(310,000)	-
Acquired capitalized internal-use software development costs	3	1,174,258	(392,710)	781,548
		$1,872,258	(1,090,710)	781,548

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

For the three and six months ended June 30, 2026, amortization of intangible assets amounted to $61,121 and $116,413, respectively. For the three and six months ended June 30, 2025, amortization of intangible assets amounted to $89,986 and $174,327, respectively.

As of December 31, 2025, intangible assets subject to amortization consisted of the following:

	December 31, 2025
	Amortization period (years)	Gross Amount	Accumulated Amortization	Net finite intangible assets
Customer relationships	5	388,000	(388,000)	-
Contractual employment agreements	3	310,000	(310,000)	-
Acquired capitalized internal-use software development costs	3	1,110,758	(276,297)	834,461
		$1,808,758	$(974,297)	$834,461

Amortization of intangible assets with finite lives attributable to future periods is as follows:

Year ending June 30:	Amount
Remainder of 2026	$118,391
2027	234,861
2028	234,852
2029	162,439
2030 and thereafter	31,005
Total	$781,548

NOTE 6 – NOTE PAYABLE

On September 30, 2020, Safe-Pro USA entered into a Loan and Authorization Agreement (the “SBA COVID-19 EIDL Loan”) with respect to a loan of $146,000 from the U.S. Small Business Administration (the “SBA”). The SBA deferred the first payment due from 12 months from the date of the promissory note to 30 months from the date of the Note, with a term of 30 years or July 1, 2050. Interest shall accrue at the rate of 3.75% per annum. The SBA Loan is secured by a continuing security interest in and to any and all Safe Pro USA’s tangible and intangible personal property, including, but not limited to inventory, equipment, accounts receivable, and deposit accounts. As of June 30, 2026 and December 31, 2025, accrued interest related to this note amounted to $600 and $2,158, respectively, and is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

On June 30, 2026 and December 31, 2025, notes payable consisted of the following:

	June 30, 2026	December 31, 2025

Notes payable	$146,000	$146,000
Total notes payable	146,000	146,000
Less: current portion of notes payable	-	-
Notes payable – long-term	$146,000	$146,000

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

On July 22, 2025, the Company issued 427,778 common shares pursuant to the conversion of 875 shares of Series C Preferred at a conversion ratio of $2.25 per share.

On July 23, 2025, the Company issued 70,889 common shares pursuant to the conversion of 145 shares of Series C Preferred at a conversion ratio of $2.25 per share.

On September 11, 2025, the Company issued 14,667 common shares pursuant to the conversion of 30 shares of Series C Preferred at a conversion ratio of $2.25 per share.

As of June 30, 2026, all Series C Preferred had been converted into common shares, resulting in no outstanding balance.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

On April 6, 2026, the Company issued 12,500 shares of common stock to an individual service provider as the final installments of a 30,000-share award granted under the 2022 Equity Incentive Plan. The shares were valued at $3.36 per share, based on the market close on the grant date. Stock based professional fees in the amount of $42,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On April 16, 2026, the Company issued 20,000 common shares as an inducement award to an employee of the Company pursuant to the terms of their employment agreement dated April 1, 2026. The shares were granted at a fair market value of $4.00 per share based on the market close on the grant date. Stock-based professional fees in the amount of $80,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On June 3, 2026, the Company issued 50,000 common shares to an employee pursuant to the 2025 Equity Plan and in accordance with the employee’s grant agreement dated May 1, 2026. The shares were granted at a fair market value of $4.50 based on the market close on the grant date. Stock-based professional fees in the amount of $225,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

On June 5, 2026, the Company issued 25,000 shares of its common stock to a consultant for services rendered pursuant to the 2025 Equity Incentive Plan and in accordance with the consultant’s grant agreement dated April 1, 2026. The shares were granted at a fair market value of $4.00 per share based on the market close on the grant date. Stock based professional fees in the amount of $100,000 are recorded to Professional fees, on the Company’s unaudited condensed consolidated statement of operations.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

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

During the six months ended June 30, 2026, the Company repurchased an aggregate of 474,630 shares of its common stock under its Treasury Stock Repurchase Program for total consideration of $2,315,682 paid in cash. All shares repurchased were recorded as treasury stock and are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheet.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Contributed capital

On March 31, 2025, Mr. Borkar, President of Safe-Pro USA and an employee, who is his spouse, agreed to forgive aggregate accrued salary of $64,615, which has been recorded as contributed capital as presented on the condensed consolidated statement of stockholders’ equity. See Note 10.

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

Warrants

A summary of the status of the Company’s total outstanding warrants and changes during the six months ended June 30, 2026 and 2025 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2025	2,135,688	$5.88	2.6	$114,424
Issued	-	-	-	-
Balance Outstanding on June 30, 2026	2,135,688	$5.88	2.1	$128,821
Exercisable, June 30, 2026	2,135,688	$5.88	2.1	$128,821

(1)	The aggregate intrinsic value on June 30, 2026 and December 31, 2025 was calculated based on the Nasdaq’s market close on June 30, 2026 and December 31, 2025, respectively and the exercise price of the underlying warrants.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Balance Outstanding on December 31, 2024	125,531	$4.09	3.26	$90,952
Issued	525,835	2.96	2.90	-
Balance Outstanding on June 30, 2025	651,366	$3.18	2.88	$-
Exercisable, June 30, 2025	638,866	$3.16	2.93	$-

(1)	The aggregate intrinsic value on June 30, 2025 and December 31, 2024 was calculated based on the Nasdaq’s market close on June 30, 2025 and December 31, 2024, respectively and the exercise price of the underlying the warrants.

For the six months ending June 30, 2026 and 2025, the Company recorded $0 and $8,191, respectively, for stock-based compensation expense related to warrants. As of June 30, 2026, the stock-based compensation for the warrants was fully amortized.

The Company did not grant any warrants during the six months ended June 30, 2026. The warrants granted during the six months ended June 30, 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30, 2026	June 30, 2025
Expected term, in years	-	5.0
Expected volatility	-	54.41%
Risk-free interest rate	-	4.01%
Dividend yield	-	0.00%

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

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Options

A summary of the Company’s stock option activity during the six months ended June 30, 2026 and 2025 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2025	2,263,752	$4.86	4.66	$527,452
Granted	3,235,000	4.54	4.86	-
Forfeited	(288,000)	7.49	-	-
Exercised	(5,000)	3.40	-	-
Outstanding at June 30, 2026	5,205,752	$4.52	4.60	$1,033,463

Exercisable at June 30, 2026	1,978,252	$3.77	4.28	$535,463

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2024	322,500	$3.40	4.97	$138,675
Granted	350,000	7.36	4.67	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	672,500	$5.46	4.57	$-

Exercisable at June 30, 2025	236,250	$3.91	4.53	$-

For the six months ending June 30, 2026 and 2025, the Company recorded $1,921,526 and $376,013, respectively, for stock-based compensation expense related to stock options. As of June 30, 2026, unamortized stock-based compensation for stock options was $1,848,577 to be recognized through September 30, 2026.

The options granted during the six months ended June 30, 2026 and 2025 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30, 2026	June 30, 2025
Expected term, in years	3.2	5.0
Expected volatility	50.24%	55.79%
Risk-free interest rate	4.02%	4.09%
Dividend yield	-	-

2022 Equity Incentive Plan

On July 1, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 5,000,000 shares of common stock for issuance thereunder. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), and other stock-based awards. During the year ended December 31, 2025, 2,192,500 of the Company’s common shares issued for services, as described above, were issued pursuant to the 2022 Plan, respectively. During the six months ended June 30, 2026, 334,500 of the Company’s common shares and options issued for services and compensation, as described above, were issued pursuant to the 2022 Plan. As of June 30, 2026, the Company had 1,000 shares available for issuance under the 2022 Plan.

2025 Equity Incentive Plan

In April 2025, the Compensation Committee of the Board of Directors approved the 2025 Stock Plan, pending stockholders’ approval, which was subsequently received on June 26, 2025. The 2025 Plan is a stock-based compensation plan that provides discretionary grants of stock options, stock awards, stock unit awards and stock appreciation rights to key employees, non-employee directors and consultants. The share reserve is subject to an annual automatic increase of up to 5% of the Company’s outstanding common stock through January 1, 2035, unless otherwise determined by the Board. The plan includes provisions related to award limits, changes in control, and restrictions on repricing. During the year ended December 31, 2025, 720,000 of the Company’s common shares issued for services were issued pursuant to the 2025 plan. During the six months ended June 30, 2026, 3,270,500 of the Company’s options issued for services, as described above, were issued pursuant to the 2025 plan. As of June 30, 2026, the Company had 2,054,464 shares available for issuance under the 2025 Plan.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal matters

From time to time, the Company may be involved in litigation related to claims arising out of its operations in the normal course of business. As of June 30, 2026, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations, or cash flows.

Product liability insurance

The Company’s subsidiary, Safe-Pro USA, carries a product liability policy that covers up to $2,000,000 of claims retroactive to June 26, 2020.

Contingent amounts due to related parties

As discussed in Note 10 – Related Party Transactions, the Company agreed to assume liability to the former members of Safe-Pro USA of $1,622,540 as of the Safe-Pro USA acquisition date. The amount due to the former members Safe-Pro USA was originally agreed to be $2,193,901, which was reduced to $1,622,540 to account for certain revenues not recognized since the performance obligation was not completed and other holdbacks. On April 11, 2024, pursuant to the Fifth Amendment to Exchange Agreement, should the Company collect the 20% performance obligation in the future that the former members would be reimbursed this difference up to $571,361. In addition, pursuant to Amendment No. 5, all further payments due under this contingent obligation of $571,361, are to be paid from the proceeds of contracts and performance bonds, offset by certain costs associated with the contracts, from the customer the Bangladesh Ministry of Defense. On March 19, 2025 and July 25, 2025, the Company received $37,615 and $56,325, respectively, in regard to this contingent obligation net of commissions payable. As of June 30, 2026, the remaining balance of $428,906 is only payable from proceeds related to contracts with the Bangladesh Ministry of Defense customer.

NOTE 9 – CONCENTRATIONS

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash deposits.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. As of June 30, 2026 and December 31, 2025, the Company recorded no cash in bank in excess of FDIC insured levels. In August 2024, the Company has entered into a deposit placement agreement for Insured Cash Sweep Service (“ICS”). This service is a secure, and convenient way to access FDIC protection on large deposits, earn a return, and enjoy flexibility. This will reduce the Company’s risk as it relates to uninsured FDIC amounts in excess of $250,000.

Geographic concentrations of sales

For the three months ended June 30, 2026, 99.7% of total sales were to customers in the United States. During the six months ended June 30, 2026, 99.2% of total sales were to customers in the United States. For the three months ended June 30, 2025, 100.0% of total sales were to a customer in the United States. During the six months ended June 30, 2025, 77.6% of total sales were to a customer in the United States and 22.4% of total sales were to a customer in Canada.

Customer concentration

For the three months ended June 30, 2026, 2 customers accounted for approximately 88.4% of total sales (Customer A, 70.2% and Customer B, 18.2%). For the six months ended June 30, 2026, 2 customers accounted for approximately 88.3% of total sales (Customer A, 75.8% and Customer B, 12.5%).

For the three months ended June 30, 2025, three customers accounted for approximately 90.2% of total sales (Customer C, 45.5%, Customer D, 31.6% and Customer B, 13.1%). For the six months ended June 30, 2025, three customers accounted for approximately 88.6% of total sales (Customer C, 41.2%, Customer D, 25.0% and Customer E, 22.4%).

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

A reduction in sales from or the loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. On June 30, 2026, two customers accounted for 99.7% of the total accounts receivable balance.

Supplier concentration

During the three months ended June 30, 2026, the Company purchased approximately 91.6% of its inventory from three suppliers (Supplier A 53.1%, Supplier B 21.2%, and Supplier C 17.2%). During the six months ended June 30, 2026, the Company purchased approximately 85.0% of its inventory from three suppliers (Supplier A 38.3%, Supplier B 34.2%, and Supplier C 12.5%).

During the three months ended June 30, 2025, the Company purchased approximately 77.2% of its inventory from two suppliers (Supplier D, 45.9% and Supplier E, 31.2%). During the six months ended June 30, 2025, the Company purchased approximately 93.8% of its inventory from four suppliers (Supplier G, 40.8%, Supplier D, 28.3%, Supplier E, 13.5%, and Supplier F, 11.2%,).

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to related parties

In connection with the Acquisition of Safe-Pro USA, the Company agreed to assume a liability due to the former member of Safe-Pro USA, who is a current director of the Company, of $1,622,540. The Safe-Pro USA preacquisition members advanced funds to Safe-Pro USA for working capital purposes prior to the acquisition and during the 2024, 2023 and 2022 periods. Additionally, during 2024, 2023 and 2022, a company owned by the preacquisition members paid certain expenses and wages on behalf of the Company and was reimbursed for these expenses. These advances are non-interest bearing and are payable on demand but only from proceeds received from contracts the Bangladesh Ministry of Defense customer. During the six months ended June 30, 2026 the Company did not receive any funds from the Bangladesh receivables and made payments of $4,500. On June 30, 2026 and December 31, 2025, amounts due to the former member amounted to $428,906 and $433,406, respectively, which is included in due to related parties on the accompanying unaudited consolidated balance sheets. See Note 8 –Contingent amounts due to related parties.

On March 31, 2025, Mr. Borkar, President of Safe-Pro USA and an employee, which is his spouse, agreed to forgive aggregate accrued salary of $64,615, which has been recorded as contributed capital as presented on the condensed consolidated statement of stockholders’ equity. As of June 30, 2026 and December 31, 2025 the accrued wages balance for Mr. Borkar was $3,626 and $3,956, respectively.

As of June 30, 2026 and December 31, 2025, the accrued wages balance for the spouse of Mr. Borkar was $3,626 and $3,956, respectively.

For the six months ended June 30, 2026 and 2025, the Company recorded net wages of $60,000 and $60,000 for the spouse of Mr. Borkar.

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Related party purchases

During the six months ended June 30, 2026 and 2025, the Company purchased inventory and services from a company owned by the spouse of Mr. Borkar, in the amount of $4,261 and $5,299, respectively, which is included in cost of sales on the accompanying unaudited consolidated statements of operations.

Return of shares

During the six months ended June 30, 2026, the Company completed certain equity transactions involving officers of the Company, including the return and cancellation of shares of common stock previously issued under the Company’s equity incentive plan. In addition, certain shares were returned in connection with share withholding to satisfy tax obligations related to equity awards. An aggregate of 67,184 shares were returned to the Company, cancelled, and are no longer outstanding.

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

During the three and six months ended June 30, 2026, in connection with its operating property leases, the Company recorded rent expense of $23,935 and $47,683, respectively. During the three and six months ended June 30, 2025, in connection with its property operating leases, the Company recorded rent expense of $24,842 and $48,115, respectively, which is expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

The significant assumption used to determine the present value of the lease liabilities on August 1, 2022 and June 7, 2022, and April 2024 was a discount rate ranging from 3.75%, 6.0% and 7.5%, which was based on the Safe-Pro USA’s, the Company’s and Airborne Response estimated average incremental borrowing rate, respectively.

On June 30, 2026 and December 31, 2025, right-of-use asset (“ROU”) is summarized as follows:

	June 30, 2026	December 31, 2025
Office lease right of use assets	$310,598	$310,598
Auto lease right of use asset	19,583	19,583
Less: accumulated amortization	(310,576)	(271,171)
Balance of ROU assets	$19,605	$59,010

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Other information:	June 30, 2026	December 31, 2025

Weighted average remaining lease term – operating leases	0.19 years	0.75 years
Weighted average discount rate – operating leases	4.60%	4.60%

On June 30, 2026 and December 31, 2025, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30, 2026	December 31, 2025
Lease liabilities related to office lease right of use assets	$13,619	$51,610
Lease liabilities related to auto lease right of use asset	2,862	4,497
Less: current portion of lease liabilities	(16,481)	(55,160)
Lease liabilities – long-term	$-	$947

On June 30, 2026, future minimum base lease payments due under non-cancelable operating leases are as follows:

Twelve months ended June 30,	Amount
Remainder of 2026	$15,509
2027	1,183
Total minimum non-cancellable operating lease payments	16,692
Less: discount to fair value	(211)
Total lease liabilities on June 30, 2026	$16,481

NOTE 12 – SEGMENT REPORTING

During the three and six months ended June 30, 2026 and 2025, the Company operated in three reportable business segments which consisted of (1) the business of Safe-Pro USA, (2) the business of Airborne Response, and (3) the business of Safe Pro AI. The Company organizes its segments based on the nature of the products and services offered. The following is a brief description of the Company’s business segments:

Safe Pro USA – Sells high performance body armor and ballistics plates to military and law-enforcement customers.

Airborne Response – Provides drone-based services to customers in the utilities, telecom, and insurance industries such as inspection and monitoring solutions. Further, Airborne Response offers drone-as-a-first responder (DFR) services to customers.

Safe Pro AI - Uses image processing technology to autonomously identify and detect unexploded ordnance such as landmines and cluster munitions as a service for customers such as governments, humanitarian organizations, and commercial organizations. Safe Pro AI’s technology was developed and tested in the battlefields of the war in Ukraine.

The Company’s Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance and allocates resources primarily based on revenue trends and segment operating income (loss). Segment operating income (loss) is the measure of profit or loss reviewed by the CODM and includes revenues and directly attributable costs and expenses of each reportable segment. The CODM uses this information to evaluate operating performance, assess profitability, monitor growth trends, and make decisions regarding the allocation of personnel, capital resources, and strategic initiatives among the Company’s reportable segments. The significant segment expenses disclosed below are regularly provided to and reviewed by the CODM and are included in the measurement of segment operating income (loss).

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Information with respect to these reportable business segments for the six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Safe Pro USA:
Revenue	$114,483	$48,748	$258,066	$189,348
Cost of revenues (a)	49,352	19,308	108,956	111,625
Gross Margin	65,131	29,440	149,110	77,723
Expenses:
Salaries, wages and payroll taxes	94,708	56,047	186,265	124,858
Research and development	4,678	17,875	15,671	17,875
Professional fees	486	1,866	4,391	12,971
Selling, general and administrative	45,655	27,350	104,159	63,951
Other segment items (b)	12,003	23,880	23,874	50,858
Safe Pro USA segment operating loss	(92,399)	(97,578)	(185,250)	(192,790)
Airborne Response:
Revenue	283,529	14,673	346,636	18,877
Cost of revenues (a)	175,062	15,010	204,749	17,265
Gross Margin	108,467	(337)	141,887	1,612
Expenses:
Salaries, wages and payroll taxes	64,670	73,283	156,539	159,216
Research and development	-	-	-	-
Professional fees	-	-	-	-
Selling, general and administrative	38,456	28,775	88,091	61,915
Other segment items (b)	6,306	29,261	12,210	58,360
Airborne Response segment operating loss	(965)	(131,656)	(114,953)	(277,879)
Safe Pro AI:
Revenue	934,062	29,332	1,947,501	69,330
Cost of revenues (a)	230,072	7,334	507,549	17,334
Gross Margin	703,990	21,998	1,439,952	51,996
Expenses:
Salaries, wages and payroll taxes	243,078	68,680	553,333	134,404
Research and development	187,757	-	537,161	-
Professional fees	6,493	38,000	7,893	68,000
Selling, general and administrative	210,794	30,950	408,294	65,226
Other segment items (b)	67,589	56,388	128,038	103,316
Safe Pro AI segment operating loss	(11,721)	(172,020)	(194,767)	(318,950)
Other:
Unallocated corporate expenses (c)	(3,166,486)	(1,522,092)	(5,693,990)	(5,139,417)
Intersegment profit eliminations
Total operating loss	$(3,271,571)	$(1,923,346)	$(6,188,960)	$(5,929,036)
Other income (expenses)
Other income	-	4,276	-	33,890
Interest income	104,403	7,804	231,303	20,507
Interest expense	(1,694)	(3,293)	(4,690)	(4,937)
Total other income, net	102,709	8,787	226,613	49,460
Net loss	$(3,168,862)	$(1,914,559)	$(5,962,347)	$(5,879,576)

(a)	A portion of depreciation is recorded in Safe-Pro USA, Airborne Response and Safe Pro AI in cost of sales on the Company’s condensed consolidated unaudited statement of operations in cost of sales. For purposes of segment reporting, depreciation is included within Other segment items as it is not separately reviewed by the CODM when evaluating segment performance.

(b)	Other segment items primarily consist of depreciation and amortization included in the measure of segment operating income (loss) reviewed by the CODM. Other segment items may vary period to period based on the nature and timing of such items.

(c)	Unallocated corporate expenses not directly attributable to a reportable segment, including certain executive compensation, public company costs, professional fees, financing activities, and other holding company expenses, are not allocated to the reportable segments and are reported within “Other.”

SAFE PRO GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

The following table presents revenue for each of the Company’s reportable segments:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product sales by segment
Safe-Pro USA	$114,483	$48,748	$258,066	$189,348
Airborne Response	31,987	-	31,987	-
Safe Pro AI	402,459	-	1,409,899	-
Total product sales	548,929	48,748	1,699,952	189,348
Services revenue by segment
Safe-Pro USA	-	-	-	-
Airborne Response	251,542	14,673	314,648	18,877
Safe Pro AI	531,603	29,332	537,603	69,330
Total services revenue	783,145	44,005	852,251	88,207
Total revenue	$1,332,074	$92,753	$2,552,203	$277,555

The CODM does not regularly review total assets by segment. Accordingly, the Company only discloses identifiable long-lived tangible assets by reportable segment because that information is regularly provided to and reviewed by the CODM. The following table presents long-lived tangible assets, net by reportable segment:

	June 30, 2026	December 31, 2025
Identifiable long-lived tangible assets, net by segment:
Safe-Pro USA	$145,118	$168,991
Airborne Response	59,298	68,118
Safe Pro AI	88,032	38,818
Other	47,620	7,160
	$340,068	$283,087

NOTE 13 – SUBSEQUENT EVENTS

On July 20, 2026, the Compensation Committee approved (i) an amendment to a previously granted stock option award, modifying the vesting schedule from quarterly vesting to monthly vesting effective July 1, 2026, and (ii) the grant of stock options to purchase 50,000 shares of the Company’s common stock under the Company’s 2025 Stock Plan. The options vest 50% on the first anniversary of the employee’s start date and 50% on the second anniversary of the employee’s start date, subject to continued employment, have a five-year contractual term, and an exercise price equal to the fair market value of the Company’s common stock on the grant date.

On August 6, 2026, the Compensation Committee approved the grant of stock options to purchase 30,000 shares of the Company’s common stock under the Company’s 2025 Stock Plan to an employee. The options vest 50% on the grant date and 50% on the first anniversary of the grant date, subject to continued service, have a five-year contractual term, and an exercise price equal to the fair market value of the Company’s common stock on the grant date.

All equity awards granted subsequent to June 30, 2026 were approved by the Company’s Compensation Committee, were measured at fair value as of the applicable grant dates based on the closing price of the Company’s common stock and are subject to the terms and conditions of the Company’s equity incentive plans and applicable award agreements.

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

Business Overview

We were incorporated in the State of Delaware on December 15, 2021. Safe Pro Group Inc. is the parent company of Airborne Response Corp. and Safe-Pro USA, LLC, which were both incorporated in Florida, in 2016 and 2008, respectively. On March 9, 2023, Safe Pro Group Inc. acquired Safe Pro AI LLC (formerly known as Demining Development LLC), a privately held developer of Artificial Intelligence (“AI”) and Machine Learning (“ML”) software technology for processing of drone-based imagery and data. On December 23, 2025, we formed SPAI Ventures LLC. Currently, SPAI Ventures is a non-active wholly owned subsidiary, that was established to pursue both strategic collaborations and investments with Ukrainian and other international tech developers. Through SPAI Ventures, Safe Pro Group will evaluate opportunities in which to invest or to commercialize technologies that it believes could complement the capabilities of its portfolio of AI and ballistic protective solutions. SPAI Ventures has not made any investments or entered into any agreements.

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

Supplier Concentration

During the three months ended June 30, 2026, the Company purchased approximately 91.6% of its inventory from three suppliers (Supplier A 53.1%, Supplier B 21.2%, and Supplier C 17.2%). During the six months ended June 30, 2026, the Company purchased approximately 85.0% of its inventory from three suppliers (Supplier A 38.3%, Supplier B 34.2%, and Supplier C 12.5%).

During the three months ended June 30, 2025, the Company purchased approximately 77.2% of its inventory from two suppliers (Supplier D, 45.9% and Supplier E, 31.2%). During the six months ended June 30, 2025, the Company purchased approximately 93.8% of its inventory from four suppliers (Supplier G, 40.8%, Supplier D, 28.3%, Supplier E, 13.5%, and Supplier F, 11.2%,).

The loss of these suppliers may have a material adverse effect on the Company’s results of operations and financial condition. However, the Company believes that, if necessary, alternate vendors could supply similar products in adequate quantities to avoid material disruptions to operations.

Segment Information

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance of the Company’s reportable segments. The Company operates in three reportable business segments consisting of (1) Safe-Pro USA, (2) Airborne Response, and (3) Safe Pro AI. The Company’s reportable segments offer distinct products and services and are managed separately based on the nature of their operations.

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

Results of Operations

Comparison of the Three months Ended June 30, 2026 and 2025

For the Three Months Ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	Change	%
REVENUES:
Product Sales	$548,929	$48,748	$500,181	1026.1%
Services	783,145	44,005	739,140	1679.7%
Total Revenues	1,332,074	92,753	1,239,321	1336.2%

COST OF REVENUES:
Product sales	232,983	19,309	213,674	1106.6%
Services	221,503	22,343	199,160	891.4%
Cost of depreciation	24,776	19,544	5,232	26.8%
Total Cost of Revenues	479,262	61,196	418,066	683.2%
Gross profit	852,812	31,557	821,255	2602.4%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	1,349,821	407,685	942,136	231.1%
Stock based compensation	872,358	26,785	845,573	3156.9%
Total salary wages and payroll taxes	2,222,179	434,470	1,787,709	411.5%
Research and development	192,435	17,875	174,560	976.6%
Professional fees:
Professional fees - other	480,736	279,720	201,016	71.9%
Stock based compensation – professional fees	448,347	761,643	(313,296)	(41.1)%
Total Professional fees	929,083	1,041,362	(112,279)	(10.8)%
Selling, general and administrative expenses	716,516	370,796	345,720	93.2%
Depreciation and amortization	64,170	90,400	(26,230)	(29.0)%
Total operating expenses	4,124,383	1,954,903	2,169,480	111.0%

Loss from operations	(3,271,571)	(1,923,346)	(1,348,225)	70.1%
Other income (expense):
Other income	-	4,276	(4,276)	(100.0)%
Interest income	104,403	7,804	96,599	1237.8%
Interest expense	(1,694)	(3,293)	1,599	(48.6)%
Total other income, net	102,709	8,787	93,922	1068.9%
Net loss	(3,168,862)	$(1,914,559)	$(1,254,303)	65.5%

Comparison of the Six months Ended June 30, 2026 and 2025

For the Six Months Ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025	Change	%
REVENUES:
Product Sales	$1,699,952	$189,348	$1,510,604	797.8%
Services	852,251	88,207	764,044	866.2%
Total Revenues	2,552,203	277,555	2,274,648	819.5%

COST OF REVENUES:
Product sales	570,065	111,626	458,439	410.7%
Services	251,189	34,598	216,591	626.0%
Cost of depreciation	47,708	38,208	9,500	24.9%
Total Cost of Revenues	868,962	184,432	684,530	371.2%
Gross profit	1,683,241	93,123	1,590,118	1707.5%

Operating expenses:
Salary, wages and payroll taxes:
Salary, wages and payroll taxes	2,059,165	852,943	1,206,222	141.4%
Stock based compensation	1,813,677	1,606,070	207,607	12.9%
Total salary wages and payroll taxes	3,872,842	2,459,013	1,413,829	57.5%
Research and development	552,832	17,875	534,957	2992.8%
Professional fees:
Professional fees - other	1,118,792	791,815	326,977	41.3%
Stock based compensation – professional fees	732,548	1,851,695	(1,119,147)	(60.4)%
Total Professional fees	1,851,340	2,643,510	(792,170)	(30.0)%
Selling, general and administrative expenses	1,475,126	726,660	748,466	103.0%
Depreciation and amortization	120,061	175,101	(55,040)	(31.4)%
Total operating expenses	7,872,201	6,022,159	1,850,042	30.7%

Loss from operations	(6,188,960)	(5,929,036)	(259,924)	4.4%
Other income (expense):
Other income	-	33,890	(33,890)	(100.0)%
Interest income	231,303	20,507	210,796	1027.9%
Interest expense	(4,690)	(4,937)	247	(5.0)%
Total other income, net	226,613	49,460	177,153	358.2%
Net loss	$(5,962,347)	$(5,879,576)	$(82,771)	1.4%

Net Revenue. For the three months ended June 30, 2026 and 2025, revenues generated were $1,332,074 and $92,753, an increase of $1,239,321 or 1336.2%. For the six months ended June 30, 2026 and 2025, revenues generated were $2,552,203 and $277,555, an increase of $2,274,648 or 819.5%.

Comparable sales for Safe-Pro USA were $114,483 for the three months ended June 30, 2026 as compared to $48,748 for the same period in 2025, an increase of $65,735 or 134.8%. Comparable sales for Safe-Pro USA were $258,066 for the six months ended June 30, 2026 as compared to $189,348 for the same period in 2025, an increase of $68,718 or 36.3%.

Comparable sales for Airborne Response were $283,529 for the three months ended June 30, 2026 as compared to $14,673 for the same period in 2025, an increase of $268,856 or 1832.3%. Comparable sales for Airborne Response were $346,636 for the six months ended June 30, 2026 as compared to $18,877 for the same period in 2025, an increase of $327,759 or 1736.3%.

Comparable sales for Safe Pro AI were $934,062 for the three months ended June 30, 2026 as compared to $29,332 for the same period in 2025, an increase of $904,730 or 3084.4%. Comparable sales for Safe Pro AI were $1,947,501 for the six months ended June 30, 2026 as compared to $69,330 for the same period in 2025, an increase of $1,878,171 or 2709.0%.

The increase in revenue was primarily driven by Safe Pro AI’s expanding business relationship with a government contractor during the six months ended June 30, 2026. Under this relationship, Safe Pro AI provides an artificial intelligence-powered video and imagery analysis system designed to support threat detection capabilities. The solution is supported by the Company’s NODE (Navigation, Observation & Detection Engine) platform, a standalone hardware and software system that enables local edge-based processing of drone imagery without requiring internet connectivity.

A significant portion of revenue recognized during the period was generated from this customer in connection with sales of SPOTD NODE systems and related deliverables. Accordingly, revenue recognized during the period reflects a high degree of customer concentration and may not be indicative of future operating results or recurring revenue levels. Future SPOTD-related revenue is expected to fluctuate based on the timing, size and scope of customer orders, government and defense procurement cycles, and the Company’s ability to secure additional deployments of its SPOTD technologies.

Cost of Revenue. During the three months ended June 30, 2026 and 2025, cost of revenues increased to $479,262 compared to $61,196, an increase of $418,066, or 683.2%. Gross profit margins were 64.0% and 34.0%, respectively. During the six months ended June 30, 2026 and 2025, cost of revenues were $868,962 compared to $184,432. Gross profit margins were 66.0% and 33.6%, respectively.

The change in cost of revenue is attributable to higher revenue levels, improved absorption of fixed costs, and a favorable mix of higher-margin product and AI-driven revenue.

Operating Expenses. Total operating expenses for the three months ended June 30, 2026 and 2025 were $4,124,383 and $1,954,903, an increase of $2,169,480 or 111.0%. Total operating expenses for the six months ended June 30, 2026 and 2025 were $7,872,201 and $6,022,159, an increase of $1,850,042 or 30.7%. Factors resulting in the increase are described more fully below.

Salaries, wages and payroll taxes. Total salaries, wages and payroll taxes for the three months ended June 30, 2026 and 2025 were $2,222,179 and $434,470, an increase of $1,787,709 or 411.5%. Total salaries, wages and payroll taxes for the six months ended June 30, 2026 and 2025 were $3,872,842 and $2,459,013, an increase of $1,413,829 or 57.5%. The increases for six months ended June 30, 2026 as compared to the same period in 2025 were primarily attributable to increased salaries, wages and payroll taxes of $1,206,222 associated with personnel additions and operational growth, as well as an increase in non-cash stock-based compensation of $207,607.

Research and Development. Total research and development expenses for the three months ended June 30, 2026 and 2025 were $192,435 and $17,875, respectively, an increase of $174,560 or 976.6%. Total research and development expenses for the six months ended June 30, 2026 and 2025 were $552,832 and $17,875, respectively, an increase of $534,957 or 2992.8%. The increases for six months ended June 30, 2026 as compared to the same period in 2025 is primarily attributable to expanded development efforts and the engagement of external contractors to support enhancements to the artificial intelligence business.

Professional fees were $929,083 and $1,041,362 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $112,279 or 10.8%. Professional fees were $1,851,340 and $2,643,510 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $792,170 or 30.0%. The decreases for six months ended June 30, 2026 as compared to the same period in 2025 are related to a decrease in non-cash expenses for share-based compensation of $1,119,147, partially offset by increases in director fees, accounting fees, investor relations and public company expense of $326,977.

Selling, general and administrative expenses were $716,516 and $370,796 for the three months ended June 30, 2026 and 2025, respectively, an increase of $345,720 or 93.2%. Selling, general and administrative expenses were $1,475,126 and $726,660 for the six months ended June 30, 2026 and 2025, respectively, an increase of $748,466 or 103.0%. The increases for six months ended June, 2026 as compared to the same period in 2025 are attributable to increases in D&O insurance expense, travel and contractor fees.

Depreciation and amortization expenses were $64,170 and $90,400 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $26,230, or 29.0%. Depreciation and amortization expenses were $120,061 and $175,101 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $55,040, or 31.4%. The decrease was related to amortization of certain finite lived intangible asset technologies, which were fully amortized prior to the beginning of the current period, offset by amortization of newly capitalized technologies.

We expect our expenses in each of these areas to continue to increase during fiscal 2026 and beyond as we expand our operations and begin generating additional revenues for our current business. However, we are unable at this time to estimate the amount of the expected increases.

Total Other Income, Net. Our total other income, net was $102,709 compared to $8,787, during the three months ended June 30, 2026 and 2025 respectively, an increase of $93,922 or 1068.9%. Our total other income was $226,613 compared to $49,460, during the six months ended June 30, 2026 and 2025 respectively, an increase of $177,153 or 358.2%. The increase was primarily attributable to higher interest income earned on increased cash balances during the period.

Net Loss. We recorded a net loss of $3,168,862 for the three months ended June 30, 2026 as compared to a net loss of $1,914,559, for the three months ended June 30, 2025. We recorded a net loss of $5,962,347 for the six months ended June 30, 2026 as compared to a net loss of $5,879,576 for the six months ended June 30, 2025. The increase is a result of the factors as described above.

Consolidated Balance Sheet Data:

	June 30, 2026	December 31, 2025	Change	%
	(Unaudited)
Cash	$10,230,514	$16,793,088	$(6,562,574)	(39.1)%
Property and equipment, net	340,068	283,087	56,981	20.1%
Current assets	12,378,424	17,928,446	(5,550,022)	(31.0)%
Total assets	13,529,445	19,114,804	(5,585,359)	(29.2)%
Current liabilities	1,412,687	1,250,844	161,843	12.9%
Working capital	10,965,737	16,677,602	(5,711,865)	(34.2)%
Total liabilities	1,558,687	1,397,791	160,896	11.5%
Additional paid in capital	49,510,703	46,964,487	2,546,216	5.4%
Accumulated deficit	(34,535,877)	(28,573,530)	(5,962,347)	20.9%
Total stockholders’ equity	$11,970,758	$17,717,013	$(5,746,255)	(32.4)%

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. At June 30, 2026, we had a cash balance of $10,230,514 and working capital of $10,965,737. The Company has the funds to support its planned operations, for a minimum of the next twelve months.

Our current assets at June 30, 2026 decreased by $5,550,022, or 31.0%, to $12,378,424 from $17,928,446, from December 31, 2025. The decreases included cash of $6,562,574, and prepaid expenses and other current assets of $280,138, partially offset by increases to accounts receivable of $1,150,262, and inventory of $142,428.

Our current liabilities at June 30, 2026 increased to $1,412,687 from $1,250,844 or an increase of $161,843, or 12.9% from December 31, 2025. The increase is comprised of decreases in accrued expenses of $48,178, due to related parties of $4,830, and current portion of lease liabilities of $38,679, partially offset by increases in accounts payable of $68,658, and contract liabilities of $184,872.

Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2026 amounted to $4,055,774 and were primarily attributable to our net loss of $5,962,347, offset by depreciation and amortization expense of $167,768 and stock-based compensation and professional fees of $2,546,226. Changes in operating assets and liabilities included increases in accounts receivable and other receivables of $1,150,262 and inventory of $142,428, and decreases in accrued expenses of $48,178 and lease liabilities of $221. These uses of cash were partially offset by increases in accounts payable of $68,658 and contract liabilities of $184,872, and a decrease in prepaid expenses and other current assets of $280,138.

Net cash flows used in operating activities for the six months ended June 30, 2025 amounted to $1,984,809 and were primarily attributable to our net loss of $5,879,576, offset by depreciation and amortization expense of $213,309 and stock-based compensation and professional fees of $3,457,764. Changes in operating assets and liabilities included increases in accounts payable of $48,881 and accrued expenses of $71,357, partially offset by decreases in accounts receivable of $85,127, inventory of $35,773, prepaid expenses and other current assets of $132,269, decreases in accrued compensation of $111,279, decreases in contract liabilities of $38,367, and decreases in lease liabilities of $67.

Investing Activities

Net cash flows used in investing activities were $171,836 and $225,877 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we purchased property and equipment of $108,336 and investment in intangible technologies of $63,500. During the six months ended June 30, 2025, we purchased property and equipment of $21,034 and investment in intangible technologies of $204,843.

Financing Activities

Net cash flows (used in) provided by financing activities were $(2,334,964) and $1,045,563 for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, we had purchases of Treasury Stock of $2,330,134 and repayments to a related party of $14,390, partially offset by related party advances of $9,560.

During the six months ended June 30, 2025, we had proceeds from the sale of Series C Preferred Stock and Warrants of $1,050,000, related party advances of $75,651 and partially offset by related party repayments of $80,088.

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

Safe Pro AI

The Company’s Safe Pro AI segment generates revenue from technology-enabled products and services, including SPOTD (Safe Pro Object Threat Detection) NODE systems, drone-based detection platforms, training and operational support services, AI model and algorithm upgrades, and milestone-based software development and technical deliverables.

Revenue is recognized when control of promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Contracts may contain one or multiple performance obligations depending on the nature of the arrangement.

For SPOTD NODE system sales, the Company has concluded that the hardware and embedded perpetual software license represent a single performance obligation because the software is integral to the functionality of the system and is not sold separately. Revenue for these arrangements is generally recognized at a point in time upon transfer of control of the system to the customer.

The Company also enters into arrangements that include training, operational support, AI model and algorithm upgrades, and technical development services. Revenue for these services is recognized as the related performance obligations are satisfied, either at a point in time upon delivery of specified deliverables or over time when the customer simultaneously receives and consumes the benefits of the services provided.

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

Intangible assets, net consists of contractual employment agreements, customer relationships and acquired capitalized internal-use software. All intangible assets determined to have finite lives are amortized over their estimated useful lives. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to future cash flows. The Company periodically evaluates both finite and indefinite lived intangible assets for impairment upon occurrence of events or changes in circumstances that indicate the carrying amount of intangible assets may not be recoverable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s Chief Executive Officer, who serves as the principal executive officer, and Chief Financial Officer, who serves as the principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in internal control over financial reporting related to (i) insufficient segregation of duties resulting from limited accounting personnel and (ii) the lack of a complete set of formalized accounting policies, procedures, and controls. Because of these material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

Notwithstanding the material weaknesses described above, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in the Company’s internal control over financial reporting. Specifically, the Company did not maintain sufficient segregation of duties within its accounting and financial reporting functions due to limited personnel resources and did not maintain a complete set of formalized accounting policies, procedures, and controls necessary for effective financial reporting.

These material weaknesses create a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Plan for Remediation of Material Weakness

We are implementing additional policies and procedures to remedy our effectiveness and have continued to actively upgrade our accounting software, seeking additional staff and incorporating a general set of policies and controls. We have engaged third parties to assist in the documentation of our corporate policies and to further address our personnel needs. The remediation efforts remain ongoing and have not yet been completed or fully tested. Accordingly, the material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has completed testing and concluded that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation activities described above, there were no indications of changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the six months ended June 30, 2026, the Company repurchased an aggregate of 474,630 shares of its common stock under its Treasury Stock Repurchase Program for total consideration of $2,315,682. All shares repurchased were recorded as treasury stock and are reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheet. The following table sets forth information regarding purchases made by or on behalf of the Company or any affiliated purchaser of shares of the Company’s common stock during the six months ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	140,815	$5.19	140,815	$1,592,587
February 1-28, 2026	-	$-	-	$1,592,857
March 1-31, 2026	-	$-	-	$1,592,857
April 1-30, 2026	96,731	$4.05	96,731	$1,200,636
May 1-31, 2026	-	$-	-	$1,200,636
June 1-30, 2026	237,084	$5.03	237,084	$8,284
Total	474,630	$4.88	474,630	$8,284

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers has adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS

Exhibit No.	Index to Exhibits

10.1	Employment Agreement between Safe Pro Group Inc. and Jarret Mathews dated April 1, 2026 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed April 3, 2026)

10.2	Amendment No. 3 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated April 1, 2026 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed April 3, 2026)

10.3	Amendment No. 4 to Employment Agreement between Safe Pro Group Inc. and Theresa Carlise, dated May 27, 2026 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed May 29, 2026)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2026	SAFE PRO GROUP INC.

	By:	/s/ Daniyel Erdberg
Daniyel Erdberg
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Theresa Carlise
Theresa Carlise
Chief Financial Officer, Treasurer & Assistant Secretary
(principal financial and accounting officer)

